Form 10-Q
period 1996-09-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1996-11-18
CIK 1019504, 1020291

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the transition period from ____ to ____


      COMMISSION FILE NUMBERS:   333-9535 AND 333-9535-01


                    FRONTIERVISION OPERATING PARTNERS, L.P.
                      FRONTIERVISION CAPITAL CORPORATION*
          (Exact names of Registrants as specified in their charters)



             DELAWARE                                    84-1316775
             DELAWARE                                    84-1353734
   (State or other jurisdiction             (IRS Employer Identification Number)
   of incorporation or organization)

1777 SOUTH HARRISON STREET, SUITE P-200, DENVER, COLORADO              80210
   (Address of principal executive offices)                          (Zip Code)


                                (303) 757-1588
             (Registrants' telephone number, including area code)


     Indicate by check mark whether the Registrants (1) have filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

     Yes                                                        No    X
         -------                                                   -------

Number of shares of common stock of FrontierVision Capital Corporation outstanding as of November 15, 1996: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                   FRONTIERVISION OPERATING PARTNERS, L.P.
                     FRONTIERVISION CAPITAL CORPORATION
                                  FORM 10-Q


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                    INDEX

                                                                                       PAGE
                                                                                       ----
PART I.   FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS OF FRONTIERVISION OPERATING PARTNERS, L.P. .............  3
          NOTES TO FINANCIAL STATEMENTS ...............................................  7

          FINANCIAL STATEMENTS OF FRONTIERVISION CAPITAL CORPORATION .................. 12
          NOTE TO BALANCE SHEET ....................................................... 13

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................ 14

PART II.  OTHER INFORMATION ........................................................... 18


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                                 BALANCE SHEETS
                                  In Thousands


                                                                                       AS OF           AS OF
                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       1996             1995
                                                                                   -------------    ------------
                                                                                     Unaudited
                                  ASSETS

Cash and cash equivalents                                                          $     5,045      $    2,650
Accounts receivable, net of allowance for doubtful accounts of $56 and $40               2,145             358
Receivable from seller                                                                      80           1,667
Prepaid expenses and other                                                                 879             201
Investment in cable television systems, net:
  Property and equipment                                                               123,550          42,917
  Franchise costs                                                                       92,139          50,184
  Covenant not to compete                                                               14,389              --
  Subscriber lists                                                                      51,397          29,000
  Goodwill                                                                              12,047           4,094
                                                                                   -----------      ----------
     Total investment in cable television systems, net                                 293,522         126,195
                                                                                   -----------      ----------
Deferred financing costs, net                                                            5,388           2,853
Earnest money deposits                                                                   8,285           9,502
Other, net                                                                                 326              86
                                                                                   -----------      ----------
     Total assets                                                                  $   315,670      $  143,512
                                                                                   ===========      ==========
                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                   $     1,236      $    1,606
Accrued liabilities                                                                      4,223           1,558
Subscriber prepayments and deposits                                                        360             362
Accrued interest payable                                                                 1,621             420
Debt                                                                                   208,128          93,159
                                                                                   -----------      ----------
     Total liabilities                                                                 215,568          97,105
                                                                                   -----------      ----------
Partners' capital:
FrontierVision Partners, L.P.                                                          100,002          46,361
FrontierVision Operating Partners, Inc.                                                    100              46
                                                                                   -----------      ----------
     Total partners' capital                                                           100,102          46,407
                                                                                   -----------      ----------
     Total liabilities and partners' capital                                       $   315,670      $  143,512
                                                                                   ===========      ==========

               See accompanying notes to financial statements.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands


                                                                                               FOR THE PERIOD
                                                                                               FROM INCEPTION
                                                                                               (APRIL 17, 1995
                                        FOR THE THREE     FOR THE THREE      FOR THE NINE      -- SEE NOTE 1)
                                        MONTHS ENDED      MONTHS ENDED       MONTHS ENDED          THROUGH
                                        SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                            1996              1995              1996                 1995
                                       -------------      -------------      -------------     ---------------
REVENUES                               $      18,668      $          --      $      46,207     $            --
EXPENSES:
  Operating expenses                           9,989                 --             23,657                  --
  Corporate administrative expenses              706                 --              1,971                  --
  Depreciation and amortization                8,791                 43             22,386                  43
  Pre-acquisition expenses                        --                287                 --                 418
                                       -------------      -------------    ---------------       -------------
  Total expenses                              19,486                330             48,014                 461
                                       -------------      -------------    ---------------       -------------
OPERATING INCOME (LOSS)                         (818)              (330)            (1,807)               (461)
INTEREST EXPENSE, net                         (4,313)               (90)           (11,617)               (100)
GAIN (LOSS) ON SALE OF ASSETS                    (99)                --                (99)                 --
                                       -------------      -------------    ---------------       -------------
NET LOSS                               $      (5,230)     $        (420)   $       (13,523)      $        (561)
                                       =============      =============    ===============       =============

               See accompanying notes to financial statements.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands


                                                         FRONTIERVISION
                                      FRONTIERVISION        OPERATING
                                      PARTNERS, L.P.     PARTNERS, INC.
                                     (GENERAL PARTNER)  (LIMITED PARTNER)      TOTAL
                                     -----------------  -----------------  --------------
BALANCE, AT INCEPTION
  (April 17, 1995)                     $        --         $        --        $        --
  Capital contributions                     49,061                  49             49,110
  Net loss                                  (2,700)                 (3)            (2,703)
                                       -----------         -----------        -----------
BALANCE, DECEMBER 31, 1995                  46,361                  46             46,407
  Capital contributions (Unaudited)         67,151                  67             67,218
  Net loss (Unaudited)                     (13,510)                (13)           (13,523)
                                       -----------         -----------        -----------
BALANCE, SEPTEMBER 30, 1996
(Unaudited)                            $   100,002         $       100        $   100,102
                                       ===========         ===========        ===========

               See accompanying notes to financial statements.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands


                                                                           FOR THE PERIOD
                                                                           FROM INCEPTION
                                                          FOR THE NINE   (APRIL 17, 1995 --
                                                          MONTHS ENDED   SEE NOTE 1) THROUGH
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                               1996             1995
                                                          -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $  ($13,523)       $       (561)
 Adjustments to reconcile net loss to net
  cash flows from operating activities:
  Depreciation and amortization                               22,386                  43
  Net loss on disposal of assets                                  99                  --
  Changes in operating assets and liabilities, net of
   effect of acquisitions:
   Accounts receivable                                         1,313                  --
   Prepaid  expenses and other                                  (515)                 --
   Accounts  payable and accrued liabilities                    (814)                 --
   Subscriber prepayments and deposits                            (3)                 --
   Accrued interest payable                                    1,202                 100
                                                          -----------        ------------
   Total adjustments                                          23,668                 143
                                                          -----------        ------------
   Net cash flows from operating activities                   10,145                (418)
                                                          -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for capital expenditures                           (5,791)                 --
 Earnest money deposits                                       (8,285)                 --
 Proceeds from disposition of cable television systems,
  including purchased intangibles                             15,993                  --
 Cash paid in acquisition of cable television systems,
  including purchased intangibles                           (188,116)                 --
                                                          -----------        ------------
   Net cash flows from investing activities                 (186,199)                 --
                                                          -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt borrowings                                             114,969                  --
 Increase in deferred financing fees                          (3,738)                 --
 Partner capital contributions                                67,218                 418
                                                          -----------        ------------
   Net cash flows from financing activities                  178,449                 418
                                                          -----------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      2,395                  --
                                                          -----------        ------------
CASH AND CASH EQUIVALENTS, at beginning of
 period                                                        2,650                  --
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                 $     5,045        $         --
                                                          ===========        ============

               See accompanying notes to financial statements.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

FrontierVision Operating Partners, L.P. (the "Partnership") is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. As of September 30, 1996, the Partnership owned and operated cable television systems in Maine, Ohio, Kentucky, Virginia, Tennessee and New Hampshire. The Partnership was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware limited partnership. FVOP Inc. is a wholly owned subsidiary of FVP. During the period from January 1, 1996 to September 30, 1996, the Partnership received additional capital contributions of approximately $67,200 from its partners.

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Registration Statement on Form S-1 (Registration No. 333-9535) for additional disclosures, including a summary of the Partnership's accounting policies. The results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results for the entire 1996 fiscal year.

The accompanying financial statements and the following notes, insofar as they are applicable to the three months and the nine months ended September 30, 1996, and the three months ended September 30, 1995, and the period from inception through September 30, 1995, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of the attached financial statements are included and all such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.


(2) SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

    Cash paid for interest for the nine months ended September 30, 1996 was $10,442.

    Cash paid for acquisitions is as follows:

                                  SEPTEMBER 30,  SEPTEMBER 30,
                                      1996           1995
                                  -------------  -------------
Recorded value of assets acquired   $201,278        $    --
Liabilities assumed                   (3,224)            --
Earnest money Deposits Applied        (9,938)            --
                                    --------        -------
  Cash paid for acquisitions        $188,116        $    --
                                    ========        =======

                   FRONTIERVISION OPERATING PARTNERS, L.P.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             Amounts In Thousands


(3)      ACQUISITIONS AND DISPOSITIONS

The Partnership has completed several acquisitions and selected dispositions from its inception through October 1996. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon fair values at the respective dates of acquisition.

On November 9, 1995, the Partnership purchased certain cable television system assets, primarily in Maine and Ohio, from United Video Cablevision, Inc. ("UVC") for approximately $113,485 in cash plus a note payable to the seller of $7,200 and the assumption of certain liabilities of the acquired business.

On November 21, 1995, the Partnership acquired certain cable television assets located in Maine from Longfellow Cable Company, Inc. and two of its affiliates for a cash purchase price of approximately $6,100 and the assumption of certain related liabilities.

On February 1, 1996, the Partnership acquired certain cable television assets, primarily in Virginia and Tennessee, from C4 Media Cable Southeast L.P. ("C4") for a cash purchase price of approximately $47,600 and the assumption of certain related liabilities. As of December 31, 1995, the Partnership had advanced $2,502 as an earnest money deposit related to this transaction.

On March 29, 1996, the Partnership acquired certain cable television assets located in Maine from Americable International Maine, Inc. for a cash purchase price of approximately $4,700 and the assumption of certain related liabilities.

On April 9, 1996, the Partnership acquired certain cable television system assets, primarily in Ohio, from affiliates of Cox Communications, Inc. ("Cox") for a cash purchase price of approximately $136,200 and the assumption of certain related liabilities. As of December 31, 1995, the Partnership had advanced $7,000 as an earnest money deposit related to this transaction.

On July 24, 1996, the Partnership sold certain cable television system assets located primarily in Chatsworth, Georgia to an affiliate of Helicon Partners for a sales price of approximately $8,700 (subject to adjustment).

On August 29, 1996, the Partnership acquired certain cable television system assets located in Maine and New Hampshire from Phoenix Grassroots Cable Systems, L.L.C. ("Grassroots") for a cash purchase price of approximately $9,300 and the assumption of certain related liabilities.

On September 30, 1996, the Partnership sold certain cable television system assets located in Virginia to Shenandoah Cable Television Company, an affiliate of Shenandoah Telephone Company, for a sales price of approximately $7,900 (subject to adjustment).

On October 7, 1996, the Partnership acquired certain cable television assets, primarily in Kentucky and Ohio, from Triax Southeast Associates, L.P. ("Triax"), for approximately $85,000 in cash and the assumption of certain related liabilities. As of September 30, 1996, the Partnership had advanced $3,000 as an earnest money deposit related to this transaction.

On October 9, 1996, the Partnership acquired certain cable television assets, primarily in Kentucky and Ohio, from American Cable Entertainment of Kentucky-Indiana, Inc. ("ACE") for approximately $146,000 and the assumption of certain liabilities. As of September 30, 1996, the Partnership had advanced $5,110 as an earnest money deposit related to this transaction.

On October 31, 1996, the Partnership acquired certain cable television assets, located in Ohio and Pennsylvania, from SRW, Inc.'s Penn/Ohio Cablevision, L.P. ("Penn/Ohio") for a cash purchase price of approximately $3,800 and the assumption of certain related liabilities. As of September 30, 1996, the Partnership had advanced $75 as an earnest money deposit related to this transaction.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(3)      ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The Partnership has reported the operating results of its acquired cable systems from the date of their respective acquisition and has reported the operating results of its disposed cable systems up to the respective disposal date. Unaudited pro forma summarized operating results of the Partnership, assuming only that the UVC, C4, Cox, Triax and ACE acquisitions had been consummated on January 1, 1995, are as follows:


                                                    NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 -------------------------------------------------------------------------
                                                                 SUBTOTAL
                                 HISTORICAL                      PRO FORMA        OTHER         PRO FORMA
                                   RESULTS    ACQUISITIONS (a)    RESULTS    ACQUISITIONS (b)     RESULTS
                                 -----------  ----------------  -----------  ----------------  -----------
Revenues                         $   46,207   $         7,640    $  53,847   $        37,432   $   91,279
Operating, selling, general and
  administrative expenses           (25,628)           (4,217)     (29,845)          (19,409)     (49,254)
Depreciation and amortization       (22,386)           (4,384)     (26,770)          (18,570)     (45,340)
                                 ----------   ---------------   ----------   ---------------   ----------
Operating income (loss)              (1,807)             (961)      (2,768)             (547)      (3,315)
Interest and other expenses         (11,716)           (6,316)     (18,032)          (16,749)     (34,781)
                                 ----------   ---------------   ----------   ---------------   ----------
Net loss                         $  (13,523)  $        (7,277)  $  (20,800)  $       (17,296)  $  (38,096)
                                 ==========   ===============   ==========   ===============   ==========



                                                   NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 -------------------------------------------------------------------------
                                                                 SUBTOTAL
                                 HISTORICAL                      PRO FORMA        OTHER         PRO FORMA
                                 RESULTS      ACQUISITIONS (a)    RESULTS    ACQUISITIONS (b)    RESULTS
                                 -----------  ----------------  -----------  ----------------  -----------
Revenues                         $       --   $      $ 48,693   $   48,693   $        33,912   $   82,605
Operating, selling, general and
  administrative expenses                --           (27,070)     (27,070)          (18,745)     (45,815)
Depreciation and amortization           (43)          (22,264)     (22,307)          (19,151)     (41,458)
                                 ----------   ---------------   ----------   ---------------   ----------
Operating income (loss)                 (43)             (641)        (684)           (3,984)      (4,668)
Interest and other expenses            (518)          (17,097)     (17,615)          (13,727)     (31,342)
                                 ----------   ---------------   ----------   ---------------   ----------
Net loss                         $     (561)  $       (17,738)  $  (18,299)  $       (17,711)  $  (36,010)
                                 ==========   ===============   ==========   ===============   ==========

   (a) Represents acquisitions consummated on or before September 30, 1996 (UVC, C4 and Cox).
   (b) Represents acquisitions consummated subsequent to September 30, 1996 (Triax and ACE).


The pro forma financial information presented above is not necessarily indicative of the operating results that would have occurred had the UVC, C4, Cox, Triax and ACE acquisitions actually been consummated on January 1, 1995. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregated basis.

(4)    COMMITMENTS

The Partnership has commitments for annual pole rentals to various utilities of approximately $2,115 and $1,077 as of September 30, 1996 and December 31, 1995, respectively. These agreements are subject to termination rights by both parties.

The Partnership leases the land upon which certain of its towers and antennae are constructed. The annual rental commitments under these leases amount to approximately $105 and $59 as of September 30, 1996 and December 31, 1995, respectively.

The Partnership leases office space and its commitments under these leases are approximately $290 per year.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(5)    DEBT

The Partnership's debt was comprised of the following:

                                                                   AS OF            AS  OF
                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                    1996            1995
                                                               -------------     ------------
                                                                 Unaudited
Bank Credit Facility --
 Revolving credit loan, due June 30, 2004, interest based on various floating rate options (8.69% on $50,000 and
  8.50% on $5,900 at December 31, 1995), payable monthly       $      10,850     $     55,900
 Term loans, due June 30, 2004, interest based on various
  floating rate options (8.69% at December 31, 1995),
  payable monthly                                                    190,000           30,000
Subordinated promissory note to UVC, due December 31,
 2004, with interest as described below                                7,200            7,200
Capital lease obligations, monthly payments of $2, including
  interest at 9%, due November 1998                                       78               59
                                                               -------------     ------------
Total debt                                                     $     208,128     $     93,159
                                                               =============     ============

As of December 31, 1995, the Partnership had entered into a credit agreement (the "Senior Credit Facility") with a maximum availability of $130,000 of which $30,000 was available in term loans and $100,000 was available as a revolving line of credit. The Partnership had drawn $30,000 in term loans and $55,900 under the revolver as of December 31, 1995. On April 9, 1996, the Partnership entered into an Amended and Restated Credit Facility increasing the available Senior Debt by $135,000, for total availability of $265,000. Under the Amended and Restated Credit Facility, the Partnership has $100,000 available under the Facility A Term Loan, $75,000 available under the Revolving Credit Loan and $90,000 available under the Facility B Term Loan. The Facility A Term Loan and the Revolving Credit Loan both mature on June 30, 2004. Escalating principal payments are due quarterly beginning September 30, 1998 under the Facility A Term Loan with quarterly principal reductions of the Revolving Credit Loan also beginning September 30, 1998. The Facility B Term Loan matures June 30, 2005 with 91% of the principal being repaid in the last four quarters of the term of the facility. On September 30, 1996, the Partnership amended the Amended and Restated Credit Facility primarily to allow for the issuance of $200,000 of the Notes (see Note 6).

Under the terms of the Amended and Restated Credit Facility, the Partnership has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ended December 31, 1998, the Partnership is required to make prepayments equal to 50% of its excess cash flow, as defined in the credit agreement.

The Amended and Restated Credit Facility also requires the Partnership to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratio, interest coverage ratio, fixed charges ratio, and capital expenditures. As of September 30, 1996, the Partnership was in compliance with financial covenants of the Amended and Restated Credit Facility.

In connection with the term loans and revolving credit loan, the Partnership entered into interest rate protection agreements totaling $110,000 and maturing on November 15, 1999. Under the terms of the agreements, the Partnership's average fixed rate is 5.59% payable on the settlement date every three-months. In turn, on the settlement date the Partnership receives an interest payment based upon various available floating rate options on the same $110,000 notional amount. Through the nine-month period ended September 30, 1996, the Partnership has realized a reduction in interest expense of approximately $67 as a result of these interest rate protection agreements.

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(5)    DEBT (CONTINUED)

The subordinated promissory note to UVC bears interest at 9% for the first three years. At the end of each subsequent year, the annual interest rate increases 2% per year. Under the terms of the subordinated promissory note, the Partnership may issue additional subordinated promissory notes rather than making cash interest payments. In this event, the subordinated promissory note bears interest at 11.5%. Further, in the event the Partnership's leverage ratio exceeds certain specified amounts, the interest rate also increases by 2%. Under the terms of the subordinated promissory note, the Partnership can prepay the balance at any time.

The debt of the Partnership matures as follows:

                       YEAR ENDED DECEMBER 31 --
                      --------------------------
                      1996......................   $      8
                      1997......................         33
                      1998......................      4,035
                      1999......................     10,221
                      2000......................     14,652
                      Thereafter................    179,179
                                                   --------
                                                   $208,128
                                                   ========

(6)    OFFERING AND RIGHTS OFFERING

In September 1996, FVP, the sole general partner and the owner, directly and indirectly, of the Partnership, consummated a $76,000 equity offering (the "Rights Offering"). The net proceeds of the Rights Offering will be contributed as equity to the Partnership over time to fund future acquisitions. On October 7, 1996, the Partnership received substantially all of a $40,000 equity contribution pursuant to the Rights Offering.

On October 7, 1996, the Partnership issued, pursuant to a public offering (the "Offering"), $200,000 aggregate principal amount of 11% Senior Subordinated
Notes due 2006 (the "Notes").   Net proceeds from the Offering of $193,000,
after costs of approximately $7,000, were received by the Partnership on October 7, 1996.

In connection with the anticipated issuance of the Notes, the Partnership entered into interest rate protection agreements totaling $140,000 and maturing on September 30, 1996, whereby the Partnership reduced its interest rate exposure in anticipation of issuing the Notes. The Partnership's average rate fixed by the agreements was 6.91% on the $140,000 notional amount. The Partnership settled $40,000 of the $140,000 on September 23, 1996 and settled $60,000 on September 30, 1996. The remaining $40,000 plus an additional $20,000 was converted into an interest rate protection agreement on October 7, 1996 at a fixed rate of 6.51%. The financial statement impact of these arrangements will be recognized as a component of interest expense over the term of the Notes.

The Notes are unsecured subordinated obligations of the Partnership (co-issued by FrontierVision Capital Corporation) that mature on October 15, 2006. Interest accrues at 11% per annum from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

On October 7, 1996, the Partnership entered into an interest rate protection agreement for $82,500 in connection with its Amended and Restated Credit Facility. The notional amount of this agreement consisted of a conversion of an existing interest rate protection agreement of $22,500, a $40,000 conversion of another agreement, and an additional $20,000. As of October 7, 1996, the Partnership had interest rate protection agreements totaling $170,000 with a weighted average fixed rate of 5.93%.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEET



                                                                              SEPTEMBER 30,     JULY 26,
                                                                                  1996            1996
                                                                              -------------     --------
                                                                                Unaudited
Asset -- Receivable from affiliate for issuance of common stock -- collected
  subsequent to balance sheet date ...........                                  $    100         $    100
                                                                                ========         ========
Equity -- Common stock, par value $0.01; 1,000 shares authorized; 100 shares
  issued and outstanding....................................................    $    100         $    100
                                                                                ========         ========


                        See note to the balance sheet.

                       FRONTIERVISION CAPITAL CORPORATION
                           NOTE TO THE BALANCE SHEET


FrontierVision Capital Corporation ("Capital"), a Delaware corporation, is a wholly owned subsidiary of the Partnership, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Partnership of $200 million aggregate principal amount of the Notes. Capital has nominal assets and does not conduct any operations.

PART I. FINANCIAL INFORMATION


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

FrontierVision Operating Partners, L.P. (the "Partnership") commenced operations in November 1995 with the acquisition of certain cable television systems from United Video Cablevision, Inc. ("UVC") and certain other cable systems from Longfellow Cable Company, Inc. ("Longfellow"). During the first three quarters of 1996, the Partnership has continued to grow through acquisitions. The Partnership acquired certain cable television systems from C4 Media Cable Southeast, Limited Partnership ("C4") on February 1, 1996, from Americable International Maine, Inc. ("Americable") on March 29, 1996, from affiliates of Cox Communications Inc.("Cox") on April 9, 1996, and from Phoenix Grassroots Cable Systems, L.L.C. on August 29, 1996. The Partnership paid consideration of approximately $324.6 million through September 30, 1996 for the acquisitions of these systems serving, as of the respective acquisition date, approximately 222,600 basic subscribers. In addition, the Partnership consummated the sale of systems serving approximately 10,800 basic subscribers located in Chatsworth, Georgia and Woodstock and New Market, Virginia during the third quarter of 1996 for aggregate consideration of approximately $16.6 million (subject to adjustment). The Partnership has operated its cable television systems for a limited period of time and had no operations prior to November 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Partnership's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

During October 1996, the Partnership completed the acquisitions of additional cable television systems from American Cable Entertainment of Kentucky-Indiana, Inc. (the "ACE Systems"), Triax Southeast Associates, L.P. (the "Triax Systems") and Penn/Ohio Cablevision, L.P. (the "Penn/Ohio Systems") for aggregate consideration of approximately $234.8 million. In the aggregate, and as of the respective acquisition dates, these systems passed approximately 191,100 homes and served approximately 139,800 basic subscribers. These pending acquisitions as of September 30, 1996 are not included in the discussion of results of operations below.

The following discussion includes forward looking statements regarding the operations of the Partnership which involve uncertainties. Actual results may differ from these forward looking comments because of such uncertainties.

RESULTS OF OPERATIONS

As of September 30, 1996, the Partnership owned cable television systems which passed approximately 303,700 homes and served approximately 215,300 basic subscribers. If the acquisition of the cable television systems from ACE, Triax and Penn/Ohio had been consummated as of September 30, 1996, the Partnership's systems would have passed approximately 494,800 homes and served approximately 355,100 basic subscribers.

As a result of the Partnership's limited operating history and the expected effect of the purchase of the systems from ACE, Triax and Penn/Ohio, the Partnership believes that its results of operations for the three months ended September 30, 1996 and for the nine months ended September 30, 1996 are not indicative of the Partnership's results of operations in the future.

The following table sets forth, for the periods indicated, certain statements of operations and other data of the Partnership expressed in dollar amounts (in thousands) and as a percentage of revenue.

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30, 1996              SEPTEMBER 30, 1996
                                     -----------------------       -------------------------
                                      Amount    % of Revenue         Amount     % of Revenue
                                     ---------  ------------       ------------  -----------
Revenue                              $ 18,668         100.0   %    $    46,207         100.0   %
Expenses
   Operating expenses                   9,989          53.5             23,657          51.2
   Corporate expenses                     706           3.8              1,971           4.3
   Depreciation expenses                8,791          47.1             22,386          48.4
                                     --------   -----------        -----------   -----------
Total expenses                         19,486         104.4             48,014         103.9
                                     --------   -----------        -----------   -----------
Operating income (loss)                  (818)         (4.4)            (1,807)         (3.9)
Interest expense, net                  (4,313)        (23.1)           (11,617)        (25.1)
Gain (loss) on sale of assets             (99)         (0.5)               (99)         (0.2)
                                     --------   -----------        -----------   -----------
Net loss                             $ (5,230)        (28.0)  %    $   (13,523)        (29.2)  %
                                     ========   ===========        ===========   ===========
Other Data:
EBITDA (a)                           $  7,973          42.7   %    $    20,579          44.5   %

(a) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Partnership believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Partnership's senior bank indebtedness and the senior subordinated note indenture contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

The Partnership generated revenue in the amount of $18,668 for the three months ended September 30, 1996, and $46,207 for the nine months then ended. Operating and corporate expenses totaled $10,695 for the quarter ended September 30, 1996, and $25,628 for the nine months then ended. EBITDA of $7,793 for the three months ended and of $20,579 for the nine months ended September 30, 1996 represent operating margins of approximately 42.7% and 44.5%, respectively. The increase in operating expenses to approximately 53.5% of revenue for the quarter ended September 30, 1996 is primarily attributable to expenses incurred in anticipation of the acquisition of systems from ACE and Triax. Such costs included the hiring of personnel primarily in customer service, marketing, sales and regional management functions. These increased operating costs were partially offset by efficiencies made by the Partnership with respect to corporate expenses which, for the quarter ended September 30, 1996, were 3.8% of revenue and for the nine months ended September 30, 1996 were 4.3% of revenue. The average of average monthly revenues per subscriber increased for the quarter ended September 30, 1996, by approximately 2.4% as compared to such monthly revenue per subscriber averages for the nine months ended September 30, 1996. Such marginal increase partially offset the effect on EBITDA of the increased operating expenses. Although there can be no assurance, the Partnership believes that EBITDA will increase with the realization of additional revenue attributable to the ACE, Triax and Penn/Ohio system subscribers, with increased marketing activities and expense control programs and with ongoing service rate increases.

Interest expense was $4,313 for the three months and $11,617 for the nine-months ended September 30, 1996, which as a percentage of revenue was 23.1% for the quarter and 25.1% for the nine month period ended September 30, 1996. The decrease in the cost of capital relative to the Partnership's revenue represents both fluctuating interest rates as well as the impact of revenue increases and internal subscriber growth.

Gain (loss) on sale of assets represents the Partnership's net loss realized upon the disposition of the Chatsworth, Georgia and Woodstock and New Market, Virginia cable systems in the third quarter of 1996 and is subject to post-closing adjustments. The disposition of the systems represents another step in the Partnership's strategic plan of concentrating geographic clusters.

The Partnership is continuing its strategy of consolidating headends and regionalizing its customer service, local advertising and marketing and sales functions. Towards that end, the Partnership hired several management-level personnel during the third quarter of 1996; marketing and sales managers with experience in cable television and radio were employed in the Maine, Ohio/Kentucky and Southeast operating regions, the corporate and regional engineering staff was augmented with experienced personnel charged with implementing the Partnership's headend consolidation program and individuals in charge of coordinating public and government relations were hired in both the Maine and Ohio/Kentucky operating regions.

The Partnership is in the process of completing the consolidation of certain headends as well as in completing certain line extensions. As of September 30, 1996, the Partnership had numerous line extension projects in various stages of completion in each of its operating regions. When complete, the various extensions will pass approximately 2,770 homes from approximately 101 miles of new plant. Although there can be no assurance, the Partnership anticipates completion of a significant number of the projects by the end of 1996.

The Partnership has an average channel capacity of approximately 49 channels in its currently owned systems and currently has additional channel capacity available in most of its systems. Such excess channel capacity allows the Partnership to selectively amend channel lineups and launch new services in a continuing effort to offer customers numerous programming choices and maximize revenue. The Partnership's initial activities in this area were concentrated in the Maine operating region, where in May and June of 1996 the Partnership introduced between three and seven new programming channels to approximately 89% of its subscribers. The new services were accompanied by a rate increase averaging approximately 10% as well as an increased direct mail and telemarketing effort. The effect of the activity was an increase in the number of monthly basic subscribers of approximately 1.6% and in the number of pay units of approximately 9.7%. Such new subscribers helped generate incremental monthly revenue of approximately $80 in the Maine operating region, a 5.0% monthly revenue increase. Although there can be no assurance of the long-term effect of these activities, the Partnership is continuing the process of attempting to maximize revenue through the launch of similar marketing activities in its other operating regions.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the delivery system. In addition, the Partnership has pursued, and intends to pursue in the future, a business strategy which includes selective acquisitions. The Partnership has financed these expenditures to date through a combination of cash from operations, indebtedness from outside sources and equity capital from its partners. In the future, the Partnership intends to finance such expenditures though a combination of these sources.

As of September 30, 1996, the Partnership had approximately $200.9 million of indebtedness outstanding under a senior credit facility (the "Senior Credit Facility") which bears interest at rates of 2.75% to 3.25% above LIBOR. In addition, as of such date, the Partnership had received approximately $116.2 million of equity contributions from its partners. Such equity contributions and senior debt, along with cash flow generated from operations, has been sufficient to finance capital improvement projects as well as acquisitions. The Partnership has adequately serviced its debt load in accordance with the provisions of the Senior Credit Facility from EBITDA of $20.6 million generated by the Partnership for the nine-month period ended September 30, 1996.

On September 30, 1996, the Partnership amended the Senior Credit Facility primarily to allow the issuance of $200 million aggregate principal amount of senior subordinated notes due 2006 (the "Notes"). The Notes bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The Notes mature on October 15, 2006. The public offering of the Notes was consummated on October 7, 1996 and the net proceeds of $193 million received by the Partnership was fully expended in the acquisition of cable systems from Triax and ACE on October 7 and 9, 1996, respectively. The Notes are general unsecured obligations of the Partnership and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the Notes, the Partnership entered into various interest rate protection agreements whereby the interest rate exposure related to $140,000 of the Notes, when issued, was hedged. A substantial portion of this hedge position was settled between September 23, 1996 and the issuance of the Notes because favorable market conditions allowed the issuance of the Notes at rates less than anticipated.
The financial statement effect of these agreements will be to increase the effective interest rate which the Partnership incurs over the life of the Notes.

In addition, subsequent to September 30, 1996, the Partnership received additional equity contributions of approximately $40 million funded from a $76 million rights offering (the "Rights Offering") conducted by the Partnership's general partner, FrontierVision Partners, L.P. ("FVP"), among its existing equity owners. As of November 15, 1996, the Partnership has available for use an additional $36 million in equity commitments from the Rights Offering. The size of the equity commitments to be made available to the Partnership through the Rights Offering may be reduced if no later than six months after the closing of the Rights Offering, FVP and FVP's advisory committee (the "Advisory Committee") determine that the remaining equity commitments exceed the Partnership's projected requirements. Such remaining equity commitments will expire on June 30, 1997, subject to election by FVP and approval by the Advisory Committee to extend the commitment period to June 30, 1998.

In connection with the acquisition of cable systems from UVC, the Partnership issued a subordinated note in the aggregate principal amount of $7.2 million (the "UVC Note"). It is anticipated that UVC will convert $5 million aggregate principal amount of the UVC Note into limited partnership interests of the Partnership and the balance of the UVC Note will be repaid. As of November 15, 1996, the note had not yet been converted. Although there can be no assurance, the Partnership expects that the note will be converted during the fourth quarter of 1996.

The Partnership had capital expenditures of $5.8 million during the nine months ended September 30, 1996, primarily consisting of expenditures for the construction, expansion and maintenance of the delivery system; additional costs were incurred related to the expansion of customer service facilities. Including the capital expenditures expected for the cable systems acquired from ACE, Triax and Penn/Ohio, but excluding any expenditures related to the acquisition of additional cable systems, the Partnership expects to spend approximately $49.9 million over the next two years for capital improvement related projects, of which approximately 17% relates to the maintenance of existing plant. The remaining capital expenditures will consist primarily of installation of fiber optic cable and microwave links which will allow for the anticipated reduction in the number of headends, the introduction of analog and digital converter boxes which will allow the Partnership to more effectively market premium and pay-per-view services, and the continued deployment of coaxial cable to build-out existing systems. Capital expended during the nine months ended September 30, 1996 represents the first phase of the Company's strategic capital improvement plan.

PART II. OTHER INFORMATION

Items 1 through 5.

     None.

Item 6

 (a)  Exhibits

      *3.1   --Agreement of Limited Partnership for FrontierVision Operating
               Partners, L.P.

      *3.2   --Certificate of Limited Partnership for FrontierVision Operating
               Partners, L.P.

      *3.9   --Certificate of Incorporation for FrontierVision Capital
               Corporation.

      *3.10  --Bylaws for FrontierVision Capital Corporation.

       4.1 --Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee.

     10.15   --Consent and Amendment No. 2 to Senior Credit Facility.

      27.1 --Financial Data Schedule as of and for the period ended September 30, 1996 and Amended Financial Data Schedule as of and for the period ended December 31, 1995, June 30, 1996, and June 30, 1995.

      -----------------

      * Incorporated by reference to the corresponding exhibit of the Registration Statement on Form S-1 (333-9535).

 (b)  Reports on Form 8-K

      A Form 8-K was filed on October 22, 1996 relating to the consummation of the Triax and the ACE acquisitions.

      A Form 8-K was filed on October 29, 1996 relating to the dismissal of Arthur Andersen LLP and the hiring of KPMG Peat Marwick, LLP as the independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                            FRONTIERVISION OPERATING PARTNERS, L.P.


                            By:  FrontierVision Partners, L.P.,
                                 its general partner,
                                 By:  FVP GP, L.P., its general partner
                                 By:  FrontierVision Inc., its general partner
                                 By:  /s/  JAMES W. MCHOSE
                                    ------------------------------------------
                                      James W. McHose
                                      Vice President and Treasurer


Date:  November 18, 1996   By:  /s/  JAMES W. MCHOSE
                                 ------------------------------------------
                                 James W. McHose
                                 Vice President and Treasurer



                            By:  /s/   JAMES W. MCHOSE
                                 ------------------------------------------
                                 James W. McHose
                                 Vice President and Treasurer
                                 (Principal Accounting Officer)




                            FRONTIERVISION CAPITAL CORP.



Date:  November 18, 1996   By:  /s/  JAMES W. MCHOSE
                                 -------------------------------------
                                 James W. McHose
                                 Vice President and Treasurer



                            By:  /s/   JAMES W. MCHOSE
                                -------------------------------------
                                 James W. McHose
                                 Vice President and Treasurer
                                 (Principal Accounting Officer)

                              EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  *3.1        -  Agreement of Limited Partnership for FrontierVision Operating
                 Partners, L.P.

  *3.2        -  Certificate of Limited Partnership for FrontierVision
                 Operating Partners, L.P.

  *3.9        -  Certificate of Incorporation for FrontierVision Capital
                 Corporation.

  *3.10       -  Bylaws for FrontierVision Capital Corporation.

   4.1        -  Indenture dated as of October 7, 1996, among FrontierVision
                 Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee.

  10.15       -  Consent and Amendment No. 2 to Senior Credit Facility.

   27.1       -  Financial Data Schedule as of and for the period ended
                 September 30, 1996 and Amended Financial Data Schedule as of and for the period ended December 31, 1995, June 30, 1996, and June 30, 1995.

------------------------

 * Incorporated by reference to the corresponding exhibit of the Registration Statement on Form S-1 (333-9535).