Form 10-K
period 1996-12-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1997-03-28
CIK 1019504, 1020291

                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________to_________


Commission file numbers:  333-9535 and 333-9535-01

                     FrontierVision Operating Partners, L.P.
                       FrontierVision Capital Corporation*
           (Exact names of Registrants as specified in their charters)

             Delaware                                   84-1316775
             Delaware                                   84-1353734
  (States or other jurisdiction          (IRS Employer Identification Numbers)
of incorporation or organization)

   1777 South Harrison Street,
   Suite P-200, Denver, Colorado                            80210
(Address of principal executive offices)                  (Zip Code)

                                 (303) 757-1588
              (Registrants' telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
           Yes [x]                                         No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Number of shares of common stock of FrontierVision Capital Corporation outstanding as of March 27, 1997: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction J(1)(a) and (b) to the Form 10-K and is therefore filing with the reduced disclosure format.

Documents  Incorporated  by Reference: None.

                                TABLE OF CONTENTS



                                     PART I

Item 1.     BUSINESS.
            General.................................................         4
            Acquisition Strategy....................................         5
            Business Strategy.......................................         5
            Development of the Systems..............................         7
            System Descriptions.....................................         8
            The Cable Television Industry...........................        11
            Programming, Service and Rates..........................        11
            Marketing, Customer Service and Community Relations.....        12
            Technological Developments..............................        13
            Franchises..............................................        14
            Competition.............................................        15
            Employees...............................................        17
            Legislation and Regulation..............................        17

Item 2.     PROPERTIES. ............................................        26

Item 3.     LEGAL PROCEDINGS.  .....................................        26

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....        26



                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.....................................        27

Item 6.     SELECTED FINANCIAL DATA. ...............................        27

Item 7.     MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
            Introduction............................................        29
            Results of Operations...................................        30
            Liquidity and Capital Resources.........................        33

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............        35

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. ...................        35



                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            Directors and Executive Officers of FrontierVision Inc. .        36
            Advisory Committee ......................................        38

Item 11.    EXECUTIVE COMPENSATION.
            Deferred Compensation Plan...............................        38
            Compensation Committee Interlocks and Insider Participation      39
            Employment Agreement.....................................        39

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. .............................................        40

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........        41



                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.
            Financial Statements.....................................       42
            Reports on Form 8-K......................................       44
            Exhibits.................................................       44
            Financial Statement Schedules............................       44

SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANT'S
WHICH HAVE NOT REGISTERED  SECURITIES PURSUANT TO SECTION 12 OF
THE EXCHANGE ACT  ...................................................       45


GLOSSARY ............................................................       46

FINANCIAL STATEMENTS ................................................       F-1

FINANCIAL STATEMENT SCHEDULES .......................................       S-1

EXHIBITS

                                     PART I

Unless the context otherwise requires, the term "Company" or "FVOP" means FrontierVision Operating Partners, L.P., a Delaware limited partnership. The terms "fiscal" and "fiscal year" refer to FVOP's fiscal year ending December 31. See "Glossary" for the definition of certain terms used in this Form 10-K. FrontierVision Capital Corporation ("Capital") is a wholly-owned subsidiary of the Company. Capital has nominal assets and no operations.

Item 1.     BUSINESS

GENERAL

The Company, headquartered in Denver, Colorado, owns, operates and develops cable television systems in small and medium-sized suburban and exurban communities, primarily concentrated in three operating regions - Ohio (the "Ohio Systems"), Kentucky (the "Kentucky Systems") and New England ("the New England Systems") - with a fourth, smaller group of cable television systems in the
Southeast  (the  "Southeast  Systems").  Including  its initial  acquisition  in
November 1995, FVOP has acquired systems serving, in the aggregate, approximately 365,600 subscribers and has sold two of its Southeast Systems, serving in the aggregate, approximately 10,400 subscribers, making the Company one of the 25 largest multiple system cable operators ("MSOs") in the U.S. As of December 31, 1996, FVOP's cable television systems (the "Existing Systems") passed approximately 498,900 homes in eleven states and served approximately 356,400 customers, representing penetration of 71.4%. For the years ended
December 31, 1996 and 1995, the Company had revenue of approximately $76.5 million and $4.4 million, respectively, and EBITDA (as defined herein) of approximately $34.4 million and $1.0 million, respectively.

In order to execute the Company's business strategy, James C. Vaughn and John S. Koo, the Company's co-founders, have assembled a senior management group of eight individuals with over 105 years of collective experience in the cable television industry. Equity investors in the Company include affiliates of J.P. Morgan & Co. Incorporated, Brown Brothers Harriman & Co., Olympus Partners and First Union Capital Partners, Inc. Including the $76.0 million of capital commitments received in September 1996, FVP has obtained aggregate capital commitments of approximately $199.4 million, of which approximately $156.5 million had been invested in the Company at December 31, 1996.

The acquisition of the Existing Systems represents the substantial completion of the first phase of the Company's business plan. Through its core acquisitions in Ohio, Kentucky and New England, the Company has established significant subscriber mass and has positioned itself as a dominant cable operator in each of its primary operating regions. The Company is currently the second largest MSO in the state of Maine, the second largest MSO in Kentucky and a top five MSO in southern Ohio. In the Southeast, the Company has accumulated attractive systems which it expects to consolidate with subsequent system acquisitions, trade for systems within the Company's primary operating regions or sell.

The next phase of the Company's business plan will focus on the acquisition of contiguous cable systems, the integration of business operations, significant investment in technical plant and the development of additional cable and telecommunications services. The Company expects its geographically focused acquisition program to facilitate the acquisition of neighboring cable systems that are locally-owned, operated by smaller MSOs or comprise non-strategic assets of larger MSOs. Many of these systems could be readily integrated into the Company's regional operating infrastructure, eliminating customer service, technical support and office administration functions previously required by the potential seller. By eliminating headends and centralizing distribution through larger systems and increasing channel capacities through selective upgrade and rebuild activity, the Company believes that it can efficiently introduce new video and broadband telecommunications services, increase service rates and develop significant ancillary revenue streams, thus maximizing its growth opportunities.

ACQUISITION STRATEGY

The Company focuses on cable television systems in selected small and medium-sized suburban and exurban markets. The Company seeks to exploit unique acquisition opportunities in the cable television marketplace created by the confluence of several economic, regulatory, competitive and technical forces. The cable television industry has experienced rapid and continuing consolidation over the last several years for various reasons; operators have been faced with the need for increased levels of capital expenditures to expand channel capacity, cable operators have recently begun to face the threat of competition from new market entrants, including telephone company video programming services and DBS services, and many smaller MSOs, particularly those that were acquisitive during the late 1980's and purchased systems at prices significantly higher than those paid by FVOP, are either seeking liquidity for their investors or are constrained from accessing additional capital to upgrade or rebuild aging plant to remain competitive with other video programming providers. Additionally, the Company believes that many of these smaller companies are often unable to respond to the technological changes facing the cable and telecommunications industries and are thus generally poorly positioned to develop new broadband service revenue in the future.

At the same time that "financial players" and smaller cable operators, many of whom were acquisitive during the late 1980's and purchased systems at prices significantly higher than those paid by FVOP, are seeking to exit the cable television business, larger MSOs are directing their finite human and financial resources to the major urban and suburban markets. Large MSOs are divesting less strategic systems or are trading them for more strategic assets in what the Company believes is an effort to conserve capital, to rationalize their own geographic clusters and to increase subscriber density in their larger urban and suburban systems.

The convergence of these market forces has resulted in both a large inventory of cable systems for sale in small to medium-sized markets, and a relatively small pool of capable buyers. As a result of this supply and demand anomaly, the Company has been able to selectively acquire cable properties at historically attractive prices. The aggregate purchase price paid (net of aggregate disposition proceeds of approximately $15.0 million) by the Company for the Existing Systems was approximately $551.0 million, representing an average of
8.7 times the pro forma acquisition cash flow (as defined) of the Existing Systems.

The Company believes that other acquisition opportunities exist and the Company is continuously exploring opportunities with other cable television system owners and operators. Although the Company does not currently have definitive agreements to acquire systems other than those described herein, the Company intends to continue to pursue, on an opportunistic basis, additional strategic acquisitions of significant size as well as smaller "fill-in" acquisitions within its existing operating regions to further enhance their operational and financial performance.

BUSINESS STRATEGY

The Company's objective is to acquire at least 500,000 subscribers in geographically concentrated clusters of 100,000 subscribers or more. FVOP seeks to maximize enterprise value by acquiring cable television systems at attractive prices in geographically rational clusters to realize economies of scale and by improving system management to enhance operating profit. The Company believes that it can generate significant financial returns over a four- to six-year investment horizon through the liquidation of its properties in either the private or public market. To achieve its objective, the Company pursues the following business strategies:

TARGET CLUSTERS IN SMALL AND MEDIUM-SIZED MARKETS. The Company has acquired clusters of cable television systems serving small and medium-sized suburban and exurban markets which are generally within 50 to 100 miles of larger urban and suburban communities. The Company believes that such markets have many of the beneficial attributes of larger urban and suburban markets--moderate to high household growth, economic stability, attractive subscriber demographics and favorable potential for additional clustering--and that in such markets (i) it will face less direct competition, (ii) it will maintain higher subscriber penetration levels and lower customer turnover, and (iii) its overhead and certain operating costs will generally be lower than those in larger markets.

GROW THROUGH STRATEGIC AND OPPORTUNISTIC ACQUISITIONS. The Company has systematically implemented a focused acquisition and consolidation strategy within its three primary operating regions of Ohio, Kentucky and New England and its systems group in the Southeast. The Company will continue to seek to acquire systems, both "fill-in" acquisitions of smaller systems as well as "strategic" acquisitions of larger size, that can be readily integrated into its existing system clusters. The Company may also pursue acquisitions outside of its primary operating regions that can either be resold at higher prices or exchanged for systems that are contiguous to its primary clusters.

IMPLEMENT OPERATING EFFICIENCIES. The Company seeks to implement extensive management, operational and technical changes in its acquired systems which are designed to improve operating efficiencies, enhance operating cash flow and operating margins and reduce overhead through economies of scale. By centralizing and upgrading customer service functions, streamlining engineering and technical support and installing state-of-the-art telephone, management information systems ("MIS") and billing systems, the Company seeks to reduce administrative costs while providing a higher level of customer service. Through December 31, 1996, the Company has consolidated certain customer service and sales offices operated by its predecessors and expects ultimately to consolidate its existing thirty-five offices into four regional service centers and approximately fifteen local payment offices. In addition, the Company plans to interconnect 42 of the existing 199 headends that serve the Existing Systems. By serving more subscribers from centralized distribution points, the Company expects to reduce technical maintenance costs, improve reliability and more cost-effectively introduce new services.

FOCUS ON THE CUSTOMER. By centralizing customer service at the regional level, functions that directly impact subscribers--customer service, administration of customer accounts and technical support--are implemented more quickly and effectively. As a result of its consolidation efforts, the Company has been able to enhance customer service by increasing hours of operations for its customer service functions, better coordinating technical service and installation calls, improving employee training and oversight and standardizing maintenance procedures.

PROMOTE AND EXPAND  SERVICE  OFFERINGS.  The Company  aggressively  promotes and
expands   services  to  add  and  retain  customers  and  increase  revenue  per subscriber. Through a coordinated array of marketing techniques, including door-to-door sales, telemarketing, direct mail, print and broadcast advertising, flyers and billing inserts and cross-channel promotion, the Company seeks to increase basic and premium service penetration by expanding the programming and pricing options available to its customers, creating new basic and premium packages and launching lower priced premium channels such as Disney, Starz! and Encore. For example, in the fourth quarter of 1996, the Company launched the "Ultimate TV" package, a multi-service programming package consisting of several lower priced premium services, to approximately 65,000 of its customers. Supported by direct mail and telemarketing, the "Ultimate TV" promotion added approximately 9,400 pay units. In 1997, the Company will open a centralized tele-marketing center to further enhance marketing, account collection and customer satisfaction.

As systems are consolidated and technically enhanced, FVOP also expects to expand addressability, which is available currently in systems only serving approximately 33.3% of the Company's subscribers, to increase revenue derived from pay-per-view movies and events and new pay services such as interactive video games. In addition, the Company has increased advertising sales staffing and upgraded advertising insertion equipment to increase advertising spot revenue in existing properties and newly acquired systems. As systems are integrated into larger, contiguous system clusters that expand advertising market delivery, FVOP plans to intensify local spot advertising sales efforts, which generated only $.82 per subscriber per month during the last quarter of 1996.

STRATEGICALLY UPGRADE SYSTEMS. The Company intends to selectively upgrade its cable systems to increase channel capacities, enhance signal quality and improve technical reliability. The Company believes such technical upgrades will not only enhance the potential for increasing revenue, but also will improve customer and community relations and further solidify the Company's incumbent position as the preeminent provider of video services in its operating regions. In addition, by implementing a hybrid fiber optic-backbone/coaxial cable design across the majority of its cable plant, the Company will effectively position itself for its planned introduction of new broadband and interactive services in certain markets. In 1997 the Company expects to invest $16.8 million in plant rebuild and upgrades, fiber interconnection and channel additions and an additional $4.0 million for digital and analog converters. Also in 1997, the Company has planned trials of digital programming and Internet access in selected systems with the objective of a broader roll-out in 1998.

Additional potential for increased revenue will result as the Company develops broadband service capability for the transmission of video, voice and data services. Creating full service broadband terrestrial and satellite networks and interconnecting contiguous cable systems will enable the Company's regional systems to offer a wide range of new services. These service offerings will include multi-channel pay-per-view, interactive video games, advertising insertion and the delivery of videotext or other information services. Over the longer term, potential applications for fiber interconnected networks include competitive telephone access, distance learning, long distance telephone backhaul, PCS and ESMR interconnection and energy management and monitoring.

DEVELOPMENT OF THE SYSTEMS

The Existing Systems. The Company commenced operations in November 1995 with the acquisition of certain cable television systems from United Video Cablevision, Inc. (the "UVC Systems") in Maine and Ohio for an aggregate purchase price of approximately $121.8 million, and certain other cable systems from Longfellow Cable Company, Inc. (the "Longfellow Systems") in central Maine for an aggregate purchase price of approximately $6.1 million. During 1996, the Company has continued to grow through acquisitions. FVOP acquired certain cable television systems from (i) C4 Media Cable Southeast, Limited Partnership (the "C4 Systems") on February 1, 1996 for an aggregate purchase price of approximately $47.6 million (subject to adjustment), (ii) Americable International Maine, Inc. (the "Americable Systems") on March 29, 1996 for an aggregate purchase price of approximately $4.8 million, (iii) Cox Communications (the "Cox Systems") on April 9, 1996 for an aggregate purchase price of approximately $135.9 million,
(iv) Phoenix Grassroots Cable Systems, LLC (the "Grassroots Systems") on August 29, 1996 for an aggregate purchase price of approximately $9.7 million, (v) Triax Southeast Associates, L.P. (the "Triax Systems") on October 7, 1996 for an aggregate purchase price of approximately $85.9 million (subject to adjustment),
(vi) American Cable Entertainment of Kentucky-Indiana, Inc. (the "ACE Systems") on October 9, 1996 for an aggregate purchase price of approximately $147.4 million, (vii) SRW, Inc.'s Penn/Ohio Cablevision, L.P. (the "Penn/Ohio Systems") on October 31, 1996 for an aggregate purchase price of approximately $3.8 million, and (viii) SRW, Inc.'s Deep Creek Cable TV, L.P. (the "Deep Creek System") on December 23, 1996 for an aggregate purchase price of approximately $3.0 million (subject to adjustment). Through December 31, 1996, the Company has paid consideration of approximately $566.0 million, before disposition proceeds, for such systems, which at the date of acquisition served approximately 365,600 basic subscribers. The aggregate consideration paid to acquire these systems represents an average of approximately 8.7 times the pro forma acquisition cash flow of the systems. In addition, the Company sold systems serving, in the aggregate, approximately 10,400 basic subscribers located in Chatsworth, Georgia and Woodstock and New Market, Virginia during the third quarter of 1996 for aggregate disposition proceeds of approximately $15.0 million. The UVC Systems, the Longfellow Systems, the Americable Systems and the Grassroots Systems contributed 66,500 subscribers to the New England Systems. The UVC Systems, the Triax Systems, the Cox Systems and the Penn/Ohio Systems contributed 111,600 subscribers to the Ohio Systems. The Cox Systems, the ACE Systems and the Triax Systems contributed 118,200 subscribers to the Kentucky Systems and the C4
Systems, the Triax Systems, and the Penn/Ohio Systems contributed 69,300 subscribers to the Southeast Systems.

PENDING ACQUISITIONS. The Company is currently focusing on the acquisition of geographically contiguous cable systems or cable systems in close proximity to its Existing Systems. In early 1997, the Company anticipates spending approximately $64.7 million to close up to eight additional "fill-in" acquisitions, each of which are under contract or letter of intent, of systems which served, in the aggregate, approximately 44,100 basic subscribers at December 31, 1996. The aggregate consideration expected to be paid to acquire these systems represents an average of approximately 7.6 times the pro forma acquisition cash flow of the systems. Of the total subscribers to be acquired, approximately 27,000 would be added to the Ohio Systems, 11,000 to the Kentucky Systems and 6,100 to the Southeast Systems. On March 20, 1997, the Company closed the acquisition of cable television system assets serving approximately 7,000 basic subscribers in Kentucky from Bluegrass Cable Partners, Limited Partnership for a cash purchase price of $9.9 million.

While there can be no assurance that any or all of these acquisitions will be consummated and while there can be no assurances that the Company can successfully integrate any acquired business with its existing operations or realize any efficiencies therefrom, the Company intends to aggressively pursue these opportunities. In addition, the Company intends to continue to pursue, on an opportunistic basis, additional strategic acquisitions of significant size and smaller "fill-in" acquisitions within its existing operating regions to further enhance the operational and financial performance of its geographic clusters and to obtain subscriber densities sufficient to support telephony and new broadband services.

SYSTEM DESCRIPTIONS

The Company's cable television systems consist of three primary clusters--Ohio, Kentucky and New England--with a fourth, smaller group of systems in the Southeast. The following chart provides certain operating and technical profile statistics as of and for the year ended December 31, 1996:

                            COMBINED EXISTING SYSTEMS

                                                                      Ohio       Kentucky    New England    Southeast      Existing
                                                                   Systems       Systems       Systems       Systems        Systems
                                                                  ------------------------------------------------------------------
Homes passed                                                      157,600        151,400        95,200        94,700        498,900
Basic subscribers                                                 113,500        117,700        67,100        58,100        356,400
Basic penetration                                                   72.0%          77.7%         70.5%         61.4%          71.4%
Premium units                                                      51,600         43,100        27,800        29,600        152,100
Premium penetration                                                 45.5%          36.6%         41.4%         50.9%          42.7%
Avg. monthly revenue per basic subscriber (1)                     $ 29.53      $   31.78     $   28.58      $  26.82      $   29.73
Number of headends                                                     53             36            70            40            199
Percentage of subscribers with at least 54 channel capacity         52.7%          57.0%         48.3%         27.3%          49.1%

 (1) Average  monthly  revenue per  subscriber  equals  revenue for the month ended  December 31, 1996 divided by the number of subscribers  generating  revenue during such period.

OHIO SYSTEMS. As of December 31, 1996, the Ohio Systems passed approximately 157,600 homes and served approximately 113,500 basic subscribers and 51,600 premium units. The majority of the Ohio Systems are located within a 60 minute driving distance of either Columbus or Toledo. In addition to those subscribers located in exurban Columbus and Toledo, Ohio, certain of the Company's subscribers residing along the Ohio River in Ohio, Kentucky and West Virginia are served from a single regional office located in Chillicothe, Ohio. The 1996 median household income in the Ohio cluster exceeds U.S. averages for counties with less than 100,000 households ("Comparable Counties"), according to Equifax National Decision Systems, 1996. Approximately 87% of the counties in which the Company has systems have fewer than 100,000 households. However, household growth rates in the areas served by the Ohio Systems are projected to lag that of Comparable Counties over the next five years.

Approximately 52.7% of the current plant design for the Ohio Systems is at least 54 channels, including a fiber-to-the-feeder 550 MHz design in Ashland, Kentucky. Upon completion of its current rebuild of the Chillicothe, Washington Court House and Greenfield, Ohio Systems, the Company will serve approximately 37.5% of its subscribers in the Ohio Systems with plant having at least a 78 channel capacity and 79.5% with at least a 54 channel capacity. The Company plans to utilize excess channel capacity to introduce new basic and premium services. Although the Ohio Systems' basic penetration rate at December 31, 1996 was above the Ohio state average of 65.6%, their pay penetration rate was approximately 27.7% below the Ohio state average pay penetration rate of 63.0% according to Warren Publishing, Inc.'s TELEVISION AND CABLE FACTBOOK, 1997.

Also as part of its technical improvement program, the Company plans to increase the deployment of addressable converters, which were available to only 24.0% of the Ohio Systems subscribers as of December 31, 1996, and more aggressively market pay-per-view and other interactive services such as video games. In addition, the Company plans to leverage the existing centralized advertising facilities and advertising sales personnel acquired from Cox to increase advertising revenue in all of the Ohio Systems where such efforts had not existed prior to acquisition.

KENTUCKY SYSTEMS. As of December 31, 1996, the Kentucky Systems passed approximately 151,400 homes and served approximately 117,700 basic subscribers and 43,100 premium units. The majority of the Company's Kentucky Systems subscribers, serviced from a regional customer service center in Richmond, Kentucky, reside in outlying communities of Lexington, Kentucky and Cincinnati, Ohio. The 1996 median household income and the projected growth rates (from 1996 to 2001) in the areas served by the Kentucky Systems exceed U.S. averages for Comparable Counties, according to Equifax National Decision Systems, 1996.

Approximately 57.0% of the current plant design for the Kentucky Systems is at least 54 channels, including fiber-to-the-feeder 550 MHz design systems in Nicholasville and Cynthiana, Kentucky and 750 MHz design in Madison, Indiana. Upon completion of its current rebuild of the Winchester, Kentucky system, the Company will serve approximately 29.8% of its Kentucky Systems subscribers with at least 78 channel capacity plant. In addition, the Company continues to expend capital to complete a fiber ring surrounding Lexington, Kentucky. When complete, this fiber loop will serve approximately 60,000 subscribers from a single headend facility, interconnecting approximately fifteen existing headend facilites. The Kentucky Systems will then be effectively positioned to offer broadband telecommunications services as high speed Internet access, distance learning and point-to-point telephony. The Company plans to utilize excess channel capacity to introduce new basic and premium services to the Kentucky Systems. While the Kentucky Systems' basic penetration rate at December 31, 1996 was marginally greater than the Kentucky state average of 76.9%, their pay penetration rate was approximately 24.7% below the Kentucky state average pay penetration rate of 48.6% according to Warren Publishing, Inc.'s TELEVISION & CABLE FACTBOOK, 1997.

Also as part of its technical improvement program, the Company plans to increase the deployment of addressable converters, which were available to only 58.0% of the Kentucky Systems subscribers as of December 31, 1996, and more aggressively market pay-per-view and other interactive services. Additionally, the Company plans to leverage the existing centralized advertising facilities and advertising sales personnel acquired from ACE to increase advertising revenue in all of the Kentucky Systems where such efforts had not existed prior to acquisition.

NEW ENGLAND SYSTEMS. As of December 31, 1996, the New England Systems passed approximately 95,200 homes and served approximately 67,100 basic subscribers and 27,800 premium units. The New England Systems are comprised primarily of systems located in communities in southern and coastal Maine and central New Hampshire. The majority of the Maine systems are located within a 60 minute drive of Portland and Bangor in predominantly blue-collar, middle income bedroom communities. In addition, the Company serves resort communities in Maine's Carrabassett Valley that include Sugarloaf/USA and Sunday River. Most of the approximately 4,900 subscribers in New Hampshire are within commuting distance of Laconia, Plymouth and Littleton, New Hampshire. The 1996 median household income and projected household growth rates (from 1996 to 2001) in the areas served by the New England Systems meet or exceed U.S. averages for Comparable Counties, according to Equifax National Decision Systems, 1996.

Approximately 48.3% of the current plant design for the New England Systems offers at least 54 channels. Upon completion of the plant rebuild and upgrade projects in Rockland, Calais, Bridgeton, Freeport and Portage, Maine, approximately 18.5% of the plant in the New England systems will have channel capacities of 78 channels or higher and approximately 64.3% will be served by plant offering at least 54 channels. The Company plans to utilize excess channel capacity by introducing new basic and premium services. The New England Systems' basic and pay penetration rates are 11.6% and 1.7% below the Maine state average penetration rates of 79.8% and 42.1%, respectively, according to Warren Publishing, Inc.'s TELEVISION & CABLE FACTBOOK, 1997.

The Company has begun to introduce addressability in the New England Systems to improve revenue derived from pay-per-view and other interactive services such as video games, including The Sega Channel. As of December 31, 1996, only 6.0% of the New England subscribers had access to addressable services. As systems are interconnected and consolidated, the Company will more aggressively pursue spot advertising revenue, which accounted for only $.15 per subscriber per month during the last quarter of 1996.

SOUTHEAST SYSTEMS. As of December 31, 1996, the Southeast Systems passed approximately 94,700 homes and served approximately 58,100 basic subscribers and 29,600 premium units. The Southeast Systems are comprised of groups of systems located in the following states: (i) Tennessee, which served approximately 16,500 basic subscribers; (ii) North Carolina, which served approximately 14,800 basic subscribers; (iii) Virginia, which served approximately 19,800 basic subscribers; and (iv) Maryland/Pennsylvania, which served approximately 7,000 basic subscribers. The Tennessee systems are located primarily in Greeneville, Tennessee and surrounding communities, the North Carolina systems near Rocky Mount, North Carolina and the Virginia systems in north central Virginia between Charlottesville and Winchester and in Eastern Virginia near Richmond. The Maryland/Pennsylvania systems are located along the Maryland and Pennsylvania border, approximately 120 miles west of Washington, D.C. The 1996 median household income and actual and projected growth rate in the number of households (from 1990 to 2001) in the areas served by the Southeast Systems exceed U.S. averages for Comparable Counties, according to Equifax National Decision Systems, 1996.

The Company plans either to consolidate further the Southeast Systems through acquisitions, trade certain of the systems for properties within its primary clusters in Ohio, Kentucky and New England, or sell the systems outright. As such, the Company's operating and capital expenditure plans for the Southeast Systems will be limited to maintenance and discretionary projects that will increase the value of the systems to a potential buyer or trading partner. Approximately 27.3% of the current plant design for the Southeast Systems is at least 54 channels. The Company will continue to evaluate capital expenditures to rebuild and upgrade plant based on the sales or trading status of the Southeast Systems.

PENDING ACQUISITIONS. In early 1997, the Company expects to close up to eight additional acquisitions, which are under contract or letter of intent, of geographically contiguous cable systems or cable systems in close proximity to its Existing Systems which served as of December 31, 1996, in the aggregate, approximately 44,100 basic subscribers. Of the total subscribers to be acquired, approximately 27,000 will be added to the Ohio Systems, 11,000 to the Kentucky Systems and 6,100 to the Southeast Systems. These systems possess technical profiles generally consistent with the profiles for the Company's Existing Systems. There can be no assurance that any or all of these acquisitions will be consummated and while there can be no assurances that the Company can successfully integrate any acquired business with its existing operations or realize any efficiencies therefrom, the Company intends to aggressively pursue these opportunities. On March 20, 1997, the Company closed the acquisition of cable television system assets serving approximately 7,000 basic subscribers in Kentucky from Bluegrass Cable Partners, Limited Partnership for a cash purchase price of $9.9 million.

THE CABLE TELEVISION INDUSTRY

A cable television system receives television, radio and data signals that are transmitted to the system's headend site by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial, and in some instances, fiber optic cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

The cable television industry developed in the United States in the late 1940's and early 1950's in response to the needs of residents in predominantly rural and mountainous areas of the country where the quality of off-air television reception was inadequate due to factors such as topography and remoteness from television broadcast towers. In the late 1960's, cable television systems also developed in small and medium-sized cities and suburban areas that had a limited availability of clear off-air television station signals. All of these markets are regarded within the cable industry as "classic" cable television station markets. In more recent years, cable television systems have been constructed in large urban cities and nearby suburban areas, where good off-air reception from multiple television stations usually is already available, in order to receive the numerous, satellite-delivered channels carried by cable television systems which are not otherwise available via broadcast television reception.

Cable television systems offer customers various levels (or "tiers") of cable services consisting of (i) off-air television signals of local network, independent and educational stations, (ii) a limited number of television signals from so-called "superstations" originating from distant cities (such as WTBS and WGN), (iii) various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television, the USA Network ("USA"), Entertainment and Sports Programming Network ("ESPN") and Turner Network Television ("TNT")), (iv) certain programming originated locally by the cable television system (such as public, governmental and educational access programs) and (v) informational displays featuring news, weather, stock market and financial reports and public service announcements. For an extra monthly charge, cable television systems also offer premium television services to their customers. These services (such as Home Box Office ("HBO"), Showtime and regional sports networks) are satellite-delivered channels consisting principally of feature films, live sports events, concerts and other special entertainment features, usually presented without commercial interruption.

A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to customer revenue from these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable television operators frequently also offer to their customers home shopping services, which pay the systems a share of revenue from sales of products in the systems' service areas. See "--Programming, Services and Rates."

PROGRAMMING, SERVICES AND RATES

The Company has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to the Company. In particular, the Company has negotiated programming agreements with premium service suppliers that offer cost incentives to the Company under which premium service unit prices decline as certain premium service growth thresholds are met. The Company's successful marketing of multiple premium service packages emphasizing customer value has enabled the Company to take advantage of such cost incentives. In addition, the Company is a member of a programming consortium consisting of small to medium-sized MSOs serving, in the aggregate, over three million cable subscribers. The consortium was formed to help create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small to medium-sized operators. Going forward, the Company intends to negotiate programming contract renewals both directly and through the consortium to obtain the best possible contract terms. The Company also has various retransmission consent arrangements with commercial broadcast stations. Some of these consents require direct payment of nominal fees for carriage. In some other instances no payment is required; however, the Company has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. A substantial portion of these retransmission consent agreements were required to be renewed before December 1996, at which time the Company renewed or renegociated such agreements through December 1999 under substantially the same terms. See "Legislation and Regulation".

Although services vary from system to system due to differences in channel capacity, viewer interests and community demographics, the majority of the Company's systems offer a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air and local public, governmental, home-shopping and leased access channels. The majority of the Company's systems offer, for a monthly fee, an expanded basic tier of "superstations" originating from distant cities (such as WTBS and WGN), various satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and
TNT) and certain programming originated locally by the cable system (such as public, governmental and educational access programs) providing information with respect to news, time, weather and the stock market. In addition to these services, the Company's systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as HBO, Cinemax, Showtime, The Movie Channel, Starz! and The Disney Channel. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by the Company's systems both on an a la carte basis and as part of premium service packages designed to enhance customer value and to enable the Company's systems to take advantage of programming agreements offering cost incentives based on premium unit growth. Subscribers may subscribe for one or more premium units. Additionally, the Company plans to upgrade certain of its systems with fiber optic cable, which will allow the Company to expand its ability to use "tiered" packaging strategies for marketing premium services and promoting niche programming services. The Company believes that this ability will increase basic and premium penetration as well as revenue per subscriber.

Rates to subscribers vary from market to market and in accordance with the type of service selected. As of December 31, 1996, the average monthly rate for the Existing Systems was $24.41 for the basic and expanded basic service tiers. These rates reflect reductions effected in response to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") re-regulation of cable television industry rates, and in particular, the FCC's rate regulations implementing the 1992 Cable Act, which became effective in 1993. A one-time installation fee, which may be waived in part during certain promotional periods, is charged to new subscribers. Management believes that the Company's rate practices are generally consistent with the current practices in the industry. See "Legislation and Regulation."

MARKETING, CUSTOMER SERVICE AND COMMUNITY RELATIONS

The Company aggressively markets and promotes its cable television services with the objective of adding and retaining customers and increasing subscriber revenue. The Company actively markets its basic and premium program packages through a number of coordinated marketing techniques, which include (i) direct consumer sales and subscriber audit programs, (ii) direct mail for basic and upgrade acquisition campaigns, (iii) monthly subscriber statement inserts,
(iv)local newspaper and broadcast/radio advertising where population densities are sufficient to provide a reasonable cost per sale and (vi) cross channel promotion of new services and pay-per-view. Towards this end, the Company has established a single centralized telemarketing center.

The Telemarketing Center, located in Pittsfield, Massachusetts, is to provide the outbound telemarketing support for all operating regions. The facility, expected to be fully operational by the second quarter of 1997, will initially be staffed by up to 26 telemarketers with capacity to support up to 50 such personnel. Using a predictive dialing system platform, the operation will focus on (i) basic and pay unit acquisition, (ii) delinquent account collection activities, (iii) customer satisfaction surveys and (iv) targeted marketing campaigns.

The Company is dedicated to providing superior customer service. To meet this objective, the Company provides its customers with a full line-up of programming, a wide variety of programming options and packages, timely and reliable service and improved technical quality. The Company's employees receive ongoing training in customer service, sales and subscriber retention and technical support. In general, following a new installation, a customer service representative will follow up by telephone contact with the subscriber to assess the quality of installation and the service the subscriber is receiving and to ensure overall subscriber satisfaction. Customer service representatives and technicians are also trained to market upgrades or cross-sell services at the point of sale of service. As part of its consolidation efforts, the Company has established centralized customer service facilities, increased hours of operation, and installed state-of-the-art telephone, information and billing systems to improve responsiveness to customer needs. In addition, the Company has retained local payment and technical offices to maintain its local presence and visibility within its communities.

Recognizing that strong governmental, franchise and public relations are crucial to the overall success of the Company, an aggressive initiative has been undertaken to maintain and improve the working relationships with all governmental entities within the franchise areas. Regional management meets regularly with local officials for the purposes of keeping them advised on the Company's activities within the communities, to receive information and feedback on the Company's standing with officials and customers alike and to ensure that the Company can maximize its growth potential in areas where new housing development is occurring or where significant technical plant improvement is underway. The regional management is also responsible for franchise renewal negotiations as well as the maintenance of Company visibility through involvement in various community and civic organizations and charities. In addition, the Company recently hired experienced community relations personnel in the Maine, Ohio and Kentucky regions to enhance local visibility and long-term relationships.

TECHNOLOGICAL DEVELOPMENTS

As part of its commitment to customer service, the Company maintains high technical performance standards in all of its cable systems, and systems are selectively upgraded and maintained to maximize channel capacity and to improve picture quality and reliability of the delivery of additional programming and new services. Before committing the capital to upgrade or rebuild a system, Company management carefully assesses (i) subscribers' demand for more channels,
(ii) requirements in connection with franchise renewals, (iii) currently-available competing technologies, (iv) subscriber demand for other cable and broadband telecommunications services, (v) the extent to which system improvements will increase the attractiveness of the property to a future buyer and (vi) the cost effectiveness of any such capital outlay.



                                    ----------------------------------------------------------
                                   Up to 32    33 to 53     54 to 77     78 to 112
                                   Channels    Channels     Channels     Channels       Total
                                     ---         ----         ----         ----         -----
Miles of plant                        517        8,501        4,562        1,358        14,938
% of total miles of plant            3.5%        56.9%        30.5%         9.1%        100.0%
% of total basic subscribers         4.0%        46.9%        31.5%        17.6%        100.0%

The Company's systems have an average capacity by subscriber of approximately 53 channels and delivered an average of 41 channels of programming to its subscribers as of December 31, 1996. Approximately 33.3% of the Company's
subscribers currently have access to addressable technology. Addressable technology enables the Company, from the office or headend, to change the premium channels being delivered to each subscriber or to activate pay-per-view services. These service level changes can be effectuated without the delay or expense associated with dispatching a technician to the subscriber's home. Addressable technology also reduces premium service theft and allows the Company to automatically disconnect delinquent accounts electronically from the customer service center.

The use of fiber optic technology in concert with coaxial cable has significantly enhanced cable system performance. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. To date, the Company has used fiber to interconnect headends, to eliminate headends by installing fiber backbones and to reduce amplifier cascades, thereby improving both picture quality, system reliability and operational efficiencies.

Recently, digital set-top boxes and high speed cable modems have become commercially viable. These developments will increase services available to cable subscribers and may allow the introduction of alternative communications delivery systems for data and voice. The Company plans to test such digital technology and cable modems during 1997. The test results will be used to formulate the Company's business strategy for the launch of these new services in the future.

FRANCHISES

Cable   television   systems  are  generally   constructed  and  operated  under
non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act (collectively, the "Cable Acts"). See "Legislation and Regulation."

As of December 31, 1996, the Company held 416 franchises. These franchises, most of which are non-exclusive, provide for the payment of fees to the issuing authority. In all of the Existing Systems, such franchise fees are passed through directly to the customers. The Cable Acts prohibit franchising authorities from imposing franchise fees in excess of 5% of gross revenue and also permit the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. See "Legislation and Regulation."

Approximately 87.0% of the Company's basic subscribers are in service areas that require a franchise. The table below groups the franchises of the Existing Systems by date of expiration and presents the approximate number and percentage of basic subscribers for each group of franchises as of December 31, 1996.


                                --------------------------------------------------------------------
                                                  Percentage of                        Percentage
                                 Number of          of Total        Number of         of Franchised
Year of Franchise Expiration    Franchises         Franchises      Subscribers         Subscribers
-----------------------             ---              -----           -------              -----
1997 through 2001                   179               43.0%          133,600               42.8%
2002 and  thereafter                237               57.0%          178,300               57.2%
                                    ---              -----           -------              -----
             Total                  416              100.0%          311,900              100.0%

The Cable Acts provide, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise. In addition, the Cable Acts established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Company. Well-financed businesses from outside the cable industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Competition from other video service providers exists in areas served by the Company. In a limited number of the Company's franchise areas, the Company faces direct competition from another franchised cable television system.

The  availability  of  reasonably-priced  home  satellite  dish  earth  stations
("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. The 1992 Cable Act contains provisions, which the FCC implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 (the "1996 Telecom Act") and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services. See "Legislation and Regulation."

Cable operators also face competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Telecom Act broadens the definition of SMATV systems not subject to regulation as a franchised cable television system. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable television systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations, although some states have enacted laws that authorize franchised cable operators access to such private complexes. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering to these private residential and commercial developments packages of telephony, data and video services. The ability of the Company to compete for customers in residential and commercial developments served by SMATV operators is uncertain.

The FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems are increasing channel capacity and are providing movies, broadcast stations, and other program services comparable to those of cable television systems. Currently, Primestar Partners (a consortium comprised of cable operators and a satellite company), DirecTV (which includes AT&T Corp. as an investor), and EchoStar Communications Corp. ("EchoStar") are providing nation-wide DBS services, with each company offering in excess of 100 channels of video programming to subscribers. In addition, American Sky Broadcasting ("ASkyB"), a joint venture between MCI Telecommunication Corp. and News Corp., is currently constructing satellites that reportedly, when operational, will provide approximately 200 channels of DBS service nationwide. Recently ASkyB announced that it will merge with EchoStar. There are other companies that are currently providing or are planning to provide domestic DBS services.

Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high upfront costs and a lack of local programming, service and equipment distribution. While DSS presents a competitive threat, the Company currently has excess channel capacity available in most of its systems, as well as strong local customer service and technical support, which will enhance its ability to compete. By selectively increasing channel capacities of systems to between 54 and 100 channels and introducing new premium channels, pay-per-view and other services, the Company will seek to maintain programming parity with DSS and magnify competitive service price points. Based on internal tracking of subscriber disconnects, the Company believes it has lost less than one percent of its customers to date to DSS providers. The Company will continue to monitor closely the activity level and the product and service needs of its customer base to counter potential erosion of its market position or unit growth to DSS.

Cable television systems also compete with wireless program distribution services such as MMDS, which uses low power microwave frequencies to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and large buildings. In the majority of the Company's franchise service areas, prohibitive topography and limited "line of sight" access has limited, and is likely to continue to limit, competition from MMDS systems. The Company is not aware of any significant MMDS operation currently within its cable franchise service areas.

The 1996 Telecom Act makes it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. See "Legislation and Regulation." Various LECs currently are providing video programming services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless (MMDS ) transmission. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium-sized markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and high costs per subscriber of installing plant. The 1996 Telecom Act's provision promoting facilities-based broadband competition are primarily targeted at larger markets, and its prohibition on buy outs and joint ventures between incumbent cable operators and LECs exempts small operators and carriers meeting certain criteria. See "Legislation and Regulation." The Company believes that significant growth opportunities exist for the Company by establishing cooperative rather than competitive relationships with LECs within its service areas, to the extent permitted by law. The Company has initiated discussions with such carriers regarding possible joint ventures.

Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services. The FCC has held spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.

EMPLOYEES

At December 31, 1996, the Company had approximately 521 equivalent full-time employees, seven of whom belonged to a collective bargaining unit. The Company considers its relations with its employees to be good.

LEGISLATION AND REGULATION

The cable television industry currently is regulated by the FCC and certain state and local governments. In addition, legislative and regulatory proposals under consideration by the Congress and federal agencies may materially affect the cable television industry.

The Cable Acts and the 1996 Telecom Act amended the Communications Act of 1934, as amended (the "Communications Act"), and established a national policy to guide the development and regulation of cable television systems. Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act and such proceedings may materially affect the cable television industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws.

THE COMMUNICATIONS ACT AND FCC REGULATIONS

THE TELECOMMUNICATIONS ACT OF 1996. The 1996 Telecom Act, which became effective on February 8, 1996, is the most comprehensive reform of the nation's telecommunications laws since the Communications Act. Although the long term goal of the 1996 Telecom Act is to promote competition and decrease regulation of various communications industries, in the short term, the law delegates to the FCC (and in some cases to the states) broad new rulemaking authority. The new law requires many of these rulemakings to be completed in a very limited period of time. The following is a brief summary of the important features of the 1996 Telecom Act that will affect the cable and telephone industries.

CABLE COMMUNICATIONS. The 1996 Telecom Act deregulates cable programming service tier ("CPST") rates for most MSOs (including the Company) after March 31, 1999, except that such rates are immediately deregulated for certain small operators. Deregulation will occur sooner for systems in markets where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provisions of the 1992 Cable Act by prohibiting regulation of non-predatory, bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom Act eliminates the right of individual customers to file rate complaints with the FCC concerning certain CPSTs and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority after the date of enactment of the 1996 Telecom Act. The 1996 Telecom Act also modifies the existing statutory provisions governing cable system technical standards, equipment compatibility, customer notice requirements and program access, permits certain operators to include losses incurred prior to September 1992 in setting regulated rates and repeals the three-year anti-trafficking prohibition adopted in the 1992 Cable Act. The 1996 Telecom Act prohibits certain local restrictions that impair a viewer's ability to receive video programming services using HSDs and over-the-air antennae, and the FCC adopted regulations implementing this provision that preempt certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user.

The 1996 Telecom Act eliminates the requirement that LECs obtain FCC approval under Section 214 of the Communications Act before providing video services in their telephone service areas and removes the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a nondiscriminatory basis. Under certain limited circumstances, cable operators also may elect to offer services through open video systems. The 1996 Telecom Act also prohibits a local telephone company from acquiring a cable operator in its telephone service area except in limited circumstances.

TELEPHONE. The 1996 Telecom Act removes barriers to entry in the local telephone exchange market that is now monopolized by the seven Regional Bell Operating Companies ("RBOCs") and other LECs by preempting state and local laws that restrict competition and by requiring LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. At the same time, the new law eliminates the prospective effects of the AT&T, GTE and McCaw consent decrees and permits the RBOCs to enter the market for long distance services (through a separate subsidiary) after they satisfy certain competitive requirements intended to open the local telephone markets to competition. The 1996 Telecom Act also permits interstate utility companies to enter the telecommunications market for the first time.

While the 1996 Telecom Act imposes new requirements with regard to interconnection, it also directs the FCC to substantially relax much of its regulation of telecommunications providers. The new law also eliminates or streamlines many of the requirements applicable to local exchange carriers, such as the requirement to obtain prior approval of the extension or construction of telephone plant. In addition, the 1996 Telecom Act requires the FCC and states to review universal service programs and to encourage access to advanced telecommunications services by schools, libraries and other public institutions.

OTHER COMMUNICATIONS SERVICES. The 1996 Telecom Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" material to minors. Several special three-judge federal district courts have issued preliminary injunctions enjoining the enforcement of these provisions as unconstitutional to the extent they regulated the transmission of indecent material. The United States Supreme Court recently announced that it would review one of these decisions. The 1996 Telecom Act also requires the FCC to prescribe guidelines for a ratings system for violent and indecent video programming (unless video programming distributors adopt voluntary guidelines) and requires all new television sets to contain a so-called "V-chip" capable of blocking all programs with a given rating. The new law also substantially relaxes current broadcast ownership rules by eliminating, among other things, the statutory broadcast/cable television cross-ownership restriction that had been codified by the 1984 Cable Act and by directing the FCC to eliminate its network/cable cross-ownership regulation and review the need for its rule prohibiting broadcast/cable cross-ownership.

RATE REGULATION. The 1992 Cable Act authorized rate regulation for certain cable communications services and equipment in communities that are not subject to "effective competition" as defined by federal law. Under the 1992 Cable Act, virtually all cable television systems were subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which prescribed detailed guidelines for such rate regulation. The 1992 Cable Act also required the FCC to resolve complaints about rates for nonbasic cable programming services (other than programming offered on a per channel or per program basis) and to reduce any such rates found to be unreasonable. The 1992 Cable Act limited the ability of cable television systems to raise rates for basic and certain cable programming services (collectively the "Regulated Services") and eliminated the 5% annual basic service rate increase permitted by the 1984 Cable Act without local approval. Cable services offered on a per channel (a la carte) or per program (pay-per-view) basis are not subject to rate regulation by either local franchising authorities or the FCC.

The 1996 Telecom Act deregulates rates for CPSTs after March 31, 1999 for most MSOs (including the Company) and, for certain small cable operators, immediately eliminates rate regulation of CPSTs and, in certain circumstances, basic services and equipment. The deregulation of a smaller cable operator's rates only applies in franchise areas in which the small cable operator serves 50,000 or fewer subscribers. To qualify for the "small cable operator" rate deregulation under the 1996 Telecom Act, the operator (and its affiliates) must serve in the aggregate less than one percent (currently estimated by the FCC to be approximately 617,000 subscribers) of all U.S. cable television subscribers and may not be affiliated with an entity or group of entities that in the aggregate has annual gross revenue exceeding $250 million. The FCC has adopted interim rules in which it has defined "affiliate" as any entity that has a 20% or greater equity interest in the small cable operator (active or passive) or that holds de jure or de facto control over the small cable operator. The FCC is currently conducting a rulemaking to implement the 1996 Telecom Act's "small cable operator" rate deregulation, including adoption of permanent affiliation standards.

On April 1, 1993, the FCC adopted regulations pursuant to the 1992 Cable Act governing the rates charged to customers for Regulated Services and ordered an interim freeze on these rates effective April 5, 1993. The FCC's rate regulations became effective on September 1, 1993 and the FCC's rate freeze was extended until the earlier of May 15, 1994 or the date on which a cable system's basic service rate was regulated by a franchising authority.

In implementing the 1992 Cable Act, the FCC adopted a benchmark method of regulating rates for Regulated Services. Cable operators with rates above the allowable level under the FCC's benchmark methodology may justify such rates using a cost-of-service methodology. As of September 1, 1993, cable operators subject to rate regulation whose then current rates were above FCC benchmark levels were required, absent a successful cost-of-service showing, to reduce those rates to the benchmark level or by up to 10% of the rates in effect on September 30, 1992, whichever reduction was less, adjusted for equipment costs and inflation and programming modifications occurring subsequent to September 30, 1992. Effective May 15, 1994, the FCC modified its benchmark methodology to require reductions of up to 17% of the rates for Regulated Services in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and increases in certain operating costs. The FCC's modified benchmark regulations were designed to cause an additional 7% reduction in the rates for Regulated Services on top of any rate reductions implemented under the FCC's initial benchmark regulations.

The FCC's initial "going-forward" regulations limited rate increases for Regulated Services after the establishment of an initial regulated rate to an inflation-indexed amount plus increases for channel additions and certain external costs beyond the cable operator's control, such as franchise fees, taxes and increased programming costs. Under these regulations, cable operators are entitled to take a 7.5% markup on certain programming cost increases. In November 1994, the FCC authorized an alternative three-year flat fee markup plan for charges relating to new channels added to the CPST. Under this alternative methodology, cable operators may charge customers for channels added to the CPST after May 14, 1994 at a monthly rate of up to $0.20 per added channel, up to a total of $1.20 plus an additional $0.30 for programming license fees per customer over the first two years of the three-year period. Cable operators may charge an additional $0.20 plus the cost of the programming in the third year
(1997) for one additional channel added in that year. Alternatively, operators may increase rates by the amount of any programming license fees in connection with such added channels, provided that the total monthly rate increase per customer for the added channels, including license fees, does not exceed $1.50 over the first two years, and $1.70, plus any increase in the license fees for the added channels, in the third year. Operators must make a one-time election for each system to use either the flat fee adjustment or the 7.5% markup on programming cost increases for all channels added after December 31, 1994. The FCC is currently considering whether to modify or eliminate the regulation allowing operators to receive the 7.5% markup on increases in existing programming license fees.

In November 1994, the FCC adopted regulations permitting cable operators to create new product tiers ("NPTs") that are not subject to rate regulation if certain conditions are met. The FCC also revised its previously adopted policy and concluded that packages of a la carte services are subject to rate regulation by the FCC as CPSTs. Because of the uncertainty created by the FCC's prior a la carte package guidelines, the FCC allows cable operators, under certain circumstances, to treat previously offered a la carte packages as NPTs.

In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which allows cable operators to increase rates for Regulated Services annually on the basis of projected increases in external costs (inflation, costs of programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Under the annual rate adjustment methodology, operators electing not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

In addition to rate deregulation for certain small cable operators under the 1996 Telecom Act, the FCC adopted regulations in June 1995 ("Small System Regulations") pursuant to the 1992 Cable Act that were designed to reduce the substantive and procedural burdens of rate regulation on "small cable systems." For purposes of these FCC regulations, a "small cable system" is a system serving 15,000 or fewer subscribers that is owned by or affiliated with a cable company which serves, in the aggregate, 400,000 or fewer subscribers. Under the FCC's Small System Regulations, qualifying systems may justify their regulated service and equipment rates using a simplified cost-of-service formula. The regulatory benefits accruing to qualified small cable systems under certain circumstances remain effective even if such systems are later acquired by a larger cable operator that serves in excess of 400,000 subscribers. Various franchising authorities and municipal groups have requested the FCC to reconsider its Small System Regulations. The FCC recently determined that the 1996 Telecom Act does not require modification of its Small System Regulations. The Company believes that many of the Existing Systems currently satisfy the eligibility criteria under the FCC's Small System Regulations and would therefore be eligible to use the FCC's simplified cost-of-service methodology to justify basic service, CPST and equipment rates if regulated by a franchising authority or the FCC.

Franchising authorities are empowered to regulate the rates charged for additional outlets and for the installation, lease and sale of equipment used by customers to receive the basic service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit as defined by the FCC. The FCC recently revised its regulations to permit operators to compute regulated equipment rates by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

Cable operators required to reduce rates may also be required to refund overcharges with interest. Rate reductions will not be required where a cable operator can demonstrate that rates for Regulated Services are reasonable using the FCC's cost-of-service rate regulations which require, among other things, the exclusion of 34% of system acquisition costs related to intangible and tangible assets used to provide Regulated Services. The FCC's cost-of-service regulations contain a rebuttable presumption of an industry-wide 11.25% after-tax rate of return on an operator's allowable rate base, but the FCC has initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return.

"ANTI-BUY THROUGH" PROVISIONS. The 1992 Cable Act also requires cable systems to permit customers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capacity to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Most of the Company's cable systems do not have the technological capability to offer programming in the manner required by the statute and currently are exempt from complying with the requirement. The Company cannot predict the extent to which this provision of the 1992 Cable Act and the corresponding FCC rules may cause customers to discontinue optional nonbasic service tiers in favor of the less expensive basic cable service.

MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local noncommercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as
WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993. In April 1993, a special three-judge federal district court issued a decision upholding the constitutional validity of the mandatory signal carriage requirements. In June 1994, the United States Supreme Court vacated this decision and remanded it to the district court to determine, among other matters, whether the statutory carriage requirements are necessary to preserve the economic viability of the broadcast industry. In December 1995, the district court upheld the mandatory carriage requirements of the 1992 Cable Act. The United States Supreme Court is currently reviewing this decision. The Company cannot predict the ultimate outcome of this litigation. Pending final action by the Supreme Court, the mandatory broadcast signal carriage requirements remain in effect.

As a result of the mandatory carriage rules, some of the Company's systems have been required to carry television broadcast stations that otherwise would not have been carried and have caused displacement of possibly more attractive programming. The retransmission consent rules have resulted in the deletion of certain local and distant televisions broadcast stations which various Company systems were carrying. To the extent retransmission consent fees must be paid for the continued carriage of certain television stations, the Company's cost of doing business will increase with no assurance that such fees can be recovered through rate increases.

DESIGNATED CHANNELS. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. In August 1996, a federal appellate court generally upheld the constitutionality of these designated channel provisions, but indicated that in certain situations the requirement to provide such channels might be found unconstitutional. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity. The U.S. Supreme Court recently held parts of the 1992 Cable Act regulating "indecent" programming on local access channels to be unconstitutional, but upheld the statutory right of cable operators to prohibit or limit the provision of "indecent" programming on commercial leased access channels.

FRANCHISE PROCEDURES. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises, (ii) preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. In January 1995, the FCC relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the cable operator faces "effective competition" as defined by federal law. The 1996 Telecom Act also permits local telephone companies to provide video programming services as traditional cable operators with local franchises.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit franchise fees to 5% of cable system revenue and permit cable operators to obtain modification of franchise requirements by the franchising authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for payment of fees to franchising authorities in the range of 3% to 5% of "revenue" (as defined by each franchise agreement). The 1996 Telecom Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenue derived by the operator from providing telecommunications services over its cable system, or
(iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act makes several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The

Company believes that it has generally met the terms of its franchises and has provided quality levels of service, and it anticipates that its future franchise renewal prospects generally will be favorable.

Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single cable operator and to impose certain substantive franchise requirements (i.e., access channels, universal service and other technical requirements). These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

OWNERSHIP LIMITATIONS. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national customer limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the cable operator has an attributable interest. The FCC's horizontal ownership limits have been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision is pending and has been consolidated with an appeal of the FCC's regulations which implemented the national customer and channel limitation provisions of the 1992 Cable Act. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to eliminate its regulatory restrictions on cross-ownership of cable systems and national broadcasting networks and to review its broadcast-cable ownership restrictions to determine if they are necessary in the public interest. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

TELEPHONE COMPANY OWNERSHIP OF CABLE SYSTEMS. The 1996 Telecom Act makes far-reaching changes in the regulation of telephone companies that provide video programming services. The new law eliminates federal legal barriers to competition in the local telephone and cable communications businesses, preempts legal barriers to competition that previously existed in state and local laws and regulation and sets basic standards for relationships between telecommunications providers. The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market. There are some statutory exceptions to the buy out and joint venture prohibitions, including exceptions for certain small cable systems (as defined by federal law) and for cable systems or telephone facilities serving certain rural areas, and the FCC is authorized to grant waivers of the prohibitions under certain circumstances. The FCC and, in some cases, states are required to conduct numerous rulemaking proceedings to implement the 1996 Telecom Act. The FCC adopted regulations implementing the 1996 Telecom Act requirement that LECs open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. Numerous parties have appealed these regulations, and the appeals have been consolidated and will be reviewed by the United States Court of Appeals for the Eighth Circuit which has stayed the FCC's pricing and nondiscrimination regulations. The ultimate outcome of these rulemakings, and the ultimate impact of the 1996 Telecom Act or any final regulations adopted pursuant to the new law on the Company or its business, cannot be determined at this time.

POLE ATTACHMENT. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates through the use of a formula that it has devised. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of nonvideo services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole.

The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. Additionally, within two years of enactment of the 1996 Telecom Act, the FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective five years after enactment of the 1996 Telecom Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations.

OTHER STATUTORY PROVISIONS. The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude a satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to customers, from favoring an affiliated company over competitors and require such a programmer to sell its programming to other multichannel video distributors. These provisions limit the ability of cable program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming to offer exclusive programming arrangements to their affiliates. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, customer privacy, marketing practices, equal employment opportunity, technical standards, consumer equipment compatibility and obscene or indecent programming.

OTHER FCC REGULATIONS. The FCC has numerous rulemaking proceedings pending that will implement various provisions of the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program nonduplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of the fairness doctrine and rules governing political broadcasts, limitations on advertising contained in nonbroadcast children's programming, consumer protection and customer service, leased commercial access, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its  regulations  through  the  imposition  of  substantial  fines,  the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

The 1992 Cable Act, the 1996 Telecom Act and the FCC's rules implementing the statutory provisions generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities. The Company will continue to develop strategies to minimize the adverse impact that the FCC's regulations and the other provisions of the 1992 Cable Act and the 1996 Telecom Act have on the Company's business. However, no assurances can be given that the Company will be able to develop and successfully implement such strategies to minimize the adverse impact of the FCC's rate regulations, or the 1992 Cable Act or the 1996 Telecom Act on the Company's business.

COPYRIGHT

Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the Company's customers. The Company cannot predict the outcome of this legislative activity.

Cable operators distribute programming and advertising that use music controlled by the two major music performing rights organizations, ASCAP and BMI. In October 1989, the special rate court of the United States District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court recently established a special rate court for BMI. BMI and certain cable industry representatives recently concluded negotiations for a standard licensing agreement covering the usage of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP music in local origination and access channels and pay-per-view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be material to the Company's operations.

STATE AND LOCAL REGULATION

Cable systems are subject to state and local regulation, typically imposed through the franchising processing because they use local streets and rights-of-way. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, billing practices, system design and construction, and safety and consumer protection remains with either state or local officials and, in some jurisdictions, with both.

Cable systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing payment of franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, no state in which the Company operates has enacted such state level regulation. The Company cannot predict whether any of the states in which it currently operates will engage in such regulation in the future. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor the impact on the cable communications industry or the Company can be predicted at this time.

Item 2.    PROPERTIES

The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer devices consist of decoding converters, which expand channel capacity to permit reception of more than twelve channels of programming. Some of the Existing Systems utilize converters that can be addressed by sending coded signals from the headend over the cable network. See "--Technological Developments."

The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns most of its service vehicles. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the Company's systems require maintenance and periodic upgrading to keep pace with technological advances.


Item 3.  LEGAL PROCEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's classes of common equity.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data derived from the Company's financial statements as of and for the year ended December 31, 1996 and for the period from April 17, 1995 (inception) through December 31, 1995 and which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and selected unaudited operating data for such periods. Selected financial and operating data presented for the three months ended December 31, 1996 has not been audited. This information, as of and for the three months ended December 31, 1996 and for the years ended December 31, 1996 and 1995 represents the financial data of certain of the Existing Systems subsequent to their respective dates of acquisition. The financial data include the results of operations of the UVC Systems and the Longfellow Systems during the period in 1995 when such systems were owned by the Company. The statement of operations data for 1996 include the results of operations of the C4 Systems, the Americable Systems, the Cox Systems, the Grassroots Systems, the Triax Systems, the ACE Systems, the Penn/Ohio Systems, and the Deep Creek Systems from the date that such systems were purchased by the Company.

The following table also presents combined historical financial data as of and for the years ended December 31, 1995, 1994 and 1993 for the UVC Systems, the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems (the
"Predecessor Systems"). The summary unaudited combined selected historical financial data are derived from the audited and unaudited historical financial statements of the Existing Systems and should be read in conjunction with the audited financial statements and related notes thereto of the Predecessor Systems and "Management's Discussion and Analysis of Financial Condition and
Results of Operations" included elsewhere in this Form 10-K. The combined selected financial data set forth below represent the combined results of operations for the systems for the periods during which the systems were not owned by the Company and, accordingly, do not reflect any purchase accounting adjustments or any changes in the operation or management of the systems that the Company has made since the date of acquisition or intends to make in the future. Accordingly, the Company does not believe that such operating results are indicative of future operating results of the Company.




                                               ------------------------------------------------------------------------------------
                                                                 FVOP                                     Predecessor Systems
                                               ---------------------------------------      ----------------------------------------
                                             For the Three   For the Year From April 17,   For the Year   For the Year  For the Year
                                             Months Ended       Ended    1995 (inception)     Ended          Ended         Ended
                                              December 31,   December 31,  to December 31, December 31,   December 31,  December 31,
                                                 1996            1996           1995        1995(1)(2)     1994(3)(4)     1993(3)(4)
                                               ---------      ---------      ---------      ---------      ---------      ---------
In thousands except ratios and
operating statistical data

STATEMENT OF OPERATIONS DATA:
Revenue ...................................    $  30,257         76,464          4,369        109,765        105,368         96,171
Operating expenses ........................       15,524         39,181          2,311         62,098         58,643         52,702
Corporate administrative expenses .........          959          2,930            127           --             --             --
Depreciation and amortization .............       12,950         35,336          2,308         42,354         46,345         41,863
Pre-acquisition expenses ..................         --             --              940           --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------
Operating income/(loss) ...................          824           (983)        (1,317)         5,313            380          1,606
Interest expense, net (5) .................      (10,805)       (22,422)        (1,386)       (37,898)       (34,506)       (31,230)
Other income/(expenses) ...................         (297)          (396)          --           (4,409)        (2,570)        (3,450)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net income/(loss) .........................    $ (10,278)       (23,801)        (2,703)       (36,994)       (36,696)       (33,074)
                                               =========      =========      =========      =========      =========      =========
BALANCE SHEET DATA (END OF PERIOD):
Total assets ..............................    $ 549,168        549,168        143,512        288,253        228,820        181,899
Total debt ................................      398,194        398,194         93,159        270,418        266,297        255,319
Partners' capital .........................      130,003        130,003         46,407

FINANCIAL RATIOS AND OTHER DATA:
EBITDA (6) ................................    $  13,774         34,353            991         47,667         46,725         43,469
EBITDA margin .............................         45.5%         44.9%          22.7%          43.4%          44.3%          45.2%
Total debt to EBITDA (7) ..................         6.75           6.75
EBITDA to interest expense (8) ............         1.45           1.45
Net cash flows from operating activities ..    $   8,766         18,911          1,907
Net cash flows from investing activities ..     (232,016)      (418,215)      (131,345)
Net cash flows from financing activities ..      221,844        400,293        132,088
Deficiency of earnings to fixed charges (9)       10,278         23,801          2,703

OPERATING STATISTICAL DATA (END OF
  PERIOD EXCEPT AVERAGE):
Homes passed ..............................      498,900        498,900        125,300
Basic subscribers .........................      356,400        356,400         92,700
Basic penetration .........................        71.4%          71.4%          74.0%
Premium units .............................      152,100        152,100         35,700
Premium penetration .......................        42.7%          42.7%          38.5%
Average monthly revenue per basic
  subscriber (10) .........................    $   29.73          29.73          27.76

----------
(1) Includes  the  combined  results of  operations  of the UVC Systems,  the C4
Systems, the Cox Systems, the ACE Systems and the Triax Systems for the year ended December 31, 1995 (except for the UVC Systems, which is for the period ended November 8, 1995). As the results of operations of the UVC Systems are included in the Company's historical results of operations subsequent to the date of the Company's acquisition thereof (November 9, 1995), the amounts do not include $4.2 million in revenue, $2.4 million in operating expenses and $2.2 million in depreciation and amortization (computed after the application of purchase accounting adjustments) attributable to such systems.

(2) Includes combined balance sheet data for the UVC Systems as of November 9, 1995, the date of the Company's acquisition thereof, and combined balance sheet data for the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems as of December 31, 1995, because such acquisitions occurred subsequent to that date.
(3)Includes the combined results of operations of the UVC Systems, the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems for the years ended December 31, 1994 and 1993.
(4) Includes combined balance sheet data for the UVC Systems, the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems as of December 31, 1994 and 1993.
(5) Interest expense of $10,805, $22,422, and $1,386 is net of interest income of $161, $471 and $60.
(6) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's senior bank indebtedness (the "Senior Credit Facility") and the Indenture governing the 11% Senior Subordinated Notes due 2006 (the "the Note Indenture") contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.
(7) For purposes of this computation, EBITDA is annualized for the quarter ended December 31, 1996, and certain pro forma adjustments are made to include the pre-acquisition results of operations for those systems purchased by the Company during the quarter. This presentation is consistent with the incurrence of indebtedness test in the Note Indenture. In addition, this ratio is commonly used in the cable television industry as a measure of leverage.
(8)For purposes of this computation, EBITDA is annualized for the quarter ended December 31, 1996, and certain pro forma adjustments are made to include the pre-acquisition results of operations for those systems purchased by the Company during the quarter. Interest expense is annualized for the quarter ended December 31, 1996, and adjusted for interest expense on the subordinated note to UVC. This ratio is commonly used in the cable television industry as a measure of interest coverage.
(9) For purposes of this computation, earnings are defined as income (loss) before income taxes and fixed charges. Fixed charges are defined as the sum of
(i) interest costs (including capitalized interest expense) and (ii) amortization of deferred financing costs.
(10) Average monthly revenue per basic subscriber for the year and the three months ended December 31, 1996 and for the period from inception (April 17, 1995) to December 31, 1995 equals revenue for the last month of the period divided by the average number of basic subscribers for such period.

Item 7.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-K contain certain forward-looking statements. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's post-effective amendment to Form S-1 filed March 27, 1997 (Commission file no. 333-9535).

The Company commenced operations in November 1995. The Company acquired the UVC Systems on November 9, 1995, the Longfellow Systems on November 21, 1995, the C4 Systems on February 1, 1996, the Americable Systems on March 29, 1996, the Cox Systems on April 9, 1996, the Grassroots Systems on August 29, 1996, the Triax Systems on October 7, 1996, the ACE Systems on October 9, 1996, the Penn/Ohio Systems on October 31, 1996 and the Deep Creek Systems on December 23, 1996, for aggregate consideration of approximately $564.9 million. See "Business--Development of the Systems--The Existing Systems" for a description of the Existing Systems. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

As a result of the Company's limited operating history, the Company believes that its results of operations for the year ended December 31, 1996 and for the period ended December 31, 1995 are not indicative of the Company's results of operations in the future. The three month period ended December 31, 1996, is the only period that includes all of the Existing Systems, although certain systems were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company. The three month period ended September 30, 1996, is the first period that represents the full integration of the C4 Systems, the Americable Systems, the Cox Systems, and the Grassroots Systems into the operations of the Company, although the Grassroots Systems were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

RESULTS OF OPERATIONS


                            --------------------------------------------------------------------------------------------------------
                                   Three Months Ended      Three Months Ended        Twelve Months Ended  Period From April 17, 1995
                                   December 31, 1996         September, 1996         December 31, 1996      to December 31, 1995 (a)
                            --------------------------------------------------------------------------------------------------------
                                  Amount   % of Revenue    Amount    % of Revenue    Amount    % of Revenue    Amount   % of Revenue
                                --------        -----     --------        -----     --------        -----     --------       -----
Amounts in thousands
Revenue                           30,257        100.0%    $ 18,668        100.0%    $ 76,464        100.0%    $  4,369        100.0%
Expenses
   Operating expenses             15,524         51.3        9,989         53.5       39,181         51.2        2,311         52.9
   Corporate expenses                959          3.2          706          3.8        2,930          3.8          127          2.9
   Depreciation and
    amortization expenses         12,950         42.8        8,791         47.1       35,336         46.2        2,308         52.8
   Pre-acquisition expenses           --           --           --           --           --           --          940         21.5
                                --------        -----     --------        -----     --------        -----     --------       -----
Total expenses                    29,433         97.3       19,486        104.4       77,447        101.3        5,686        130.1
                                --------        -----     --------        -----     --------        -----     --------       -----
Operating income (loss)              824          2.7         (818)        (4.4)        (983)        (1.3)      (1,317)       (30.1)
Interest expense, net            (10,805)       (35.7)      (4,313)       (23.1)     (22,422)       (29.3)      (1,386)       (31.7)
Other Expenses                      (297)        (1.0)         (99)        (0.5)        (396)        (0.5)          --           --
                                --------        -----     --------        -----     --------        -----     --------       -----
Net loss                        ($10,278)       (34.0%)   ($ 5,230)       (28.0%)   ($23,801)       (31.1%)   ($ 2,703)      (61.9%)
                                ========        =====     ========        =====     ========        =====     ========       =====
Other Data:
EBITDA (b)                      $ 13,774         45.5%    $  7,973         42.7%    $ 34,353         44.9%    $    991         22.7%

--------
(a) Reflects the historical financial statements for the period from inception (April 17, 1995) through December 31, 1995.
(b) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's Senior Credit Facility and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

ACTUAL

The Company continues its strategy of consolidating headends and regionalizing its customer service, local advertising and marketing and sales functions. Towards that end, the Company hired several management-level personnel during the third and fourth quarters of 1996 and early 1997; marketing and sales managers with significant experience in cable television were employed in the Maine, Ohio and Kentucky operating regions, the corporate and regional engineering staff was augmented with experienced personnel charged with implementing the Company's headend consolidation and technical upgrade program, individuals in charge of coordinating public and government relations were hired in the Maine, Ohio and Kentucky operating regions and the Company hired experienced personnel to establish an in-house telemarketing center and centralized advertising sales function. In addition, the Company has dedicated financial and human resources to focus on the evaluation and introduction of new broadband services such as Internet access, alternative telephone access and digital programming on certain systems owned by the Company. The Company plans to initiate trials in selected systems of such new business opportunities to evaluate a broader roll-out to the Company's customers in the future.

After acquisition of the Existing Systems, the Company intensified marketing efforts in conjunction with new channel launches of basic, tiered basic and premium services. The Company's initial activities in this area were concentrated in the New England and Ohio Systems where in 1996 the Company introduced between 3 and 7 new basic and tiered basic channels to over 50% of its subscribers. The channel line-up enhancements were augmented by direct mail promotions and follow-up tele-marketing campaigns and enabled the Company to raise its average combined basic and tier service rates in those systems from $23.38 per month in May to $25.36 per month in December. During 1996, the Company also launched its "Ultimate TV" service, a premium programming package consisting of several premium services and offered at a discount from retail rates to approximately 65,000 subscribers, resulting in the addition of approximately 9,400 pay units. Although there can be no assurances as to the long-term effect of these activities, the Company plans to continue these marketing efforts. During 1997, the Company expects to launch expanded basic and tiered basic service throughout its systems and to introduce the "Ultimate TV" service to an additional 140,000 subscribers.

To supplement its marketing activities, the Company expects to complete the construction of a centralized telemarketing facility located in Pittsfield, Massachusetts during the second quarter of 1997. The Company expects that this center, to be staffed initially by 20 to 25 telemarketers, will allow the Company to efficiently introduce its new programming offerings to maximize productivity, marketing costs and revenue. In addition to pay and basic unit acquisition activities, telemarketing personnel are expected to assist in delinquent account collection activities, customer satisfaction surveys and other targeted marketing campaigns.

During late February and early March of 1997, certain of the communities served by the Company in Ohio, Kentucky and Indiana along the Ohio River experienced devastating floods. The effect of the flooding on the Company's cable television infrastructure, as well as its effect on the Company's subscribers living in these communities, is unknown. The Company is currently evaluating the immediate as well as long-term financial effect of the flooding and is evaluating its options relative to insurance coverage and ongoing operations.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company generated revenue in the amount of $30.3 million for the three months ended December 31, 1996, and $18.7 million for the three months ended September 30, 1996. Operating and corporate expenses totaled $16.5 million for the quarter ended December 31, 1996, and $10.7 million for the quarter ended September 30, 1996, and EBITDA totaled $13.8 million for the three months ended December 31, 1996 and $8.0 million for the three months ended September 30, 1996. Increases in revenue, operating and corporate expenses and EBITDA are primarily attributable to the acquisition of the Triax Systems, the ACE Systems and the Penn/Ohio Systems during October 1996.

As a percentage of revenue, the Company incurred operating expenses and corporate expenses of approximately 51.3% and 3.2%, respectively, for the three months ended December 31, 1996 and approximately 53.5% and 3.8%, respectively, for the three months ended September 30, 1996. Operating margins (revenue less operating expense as a percent of revenue) of 48.7% for the three months ended December 31, 1996 and 46.5% for the three months ended September 30, 1996, and EBITDA margins (EBITDA as a percent of revenue) of 45.5% for the three months ended December 31, 1996 and 42.7% for the three months ended September 30, 1996 were generated by the Company. Such increases in operating margins and EBITDA margins represent the initial effects of customer service consolidation, the elimination of duplicative functions in the Existing Systems and the realization of efficiencies in corporate support functions, as well as the effect of the roll-out of new programming packages and services and increased advertising and pay-per-view revenue generated during the fourth quarter.

Although there can be no assurance, the Company believes that EBITDA will continue to increase with the realization of additional revenue attributable to continued subscriber growth through certain pending acquisitions, with increased marketing activities and expense control programs and with expected ongoing service rate increases.

Interest expense was $10.8 million for the three months ended December 31, 1996 and $4.3 million for the three months ended September 30, 1996. The increase in the cost of capital relative to the Company's revenue represents the issuance of the 11% Senior Subordinated Notes due 2006 (the "Notes") in October 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE PERIOD FROM APRIL 17, 1995 (INCEPTION) TO DECEMBER 31, 1995

Revenue increased to $76.5 million in the twelve months ended December 31, 1996 from $4.4 million in the period ended December 31, 1995. These increases were attributable to having a full year of operations from the UVC Systems and the Longfellow Systems (both acquired in November 1995). Revenue for the twelve months ended December 31, 1996 also reflects operations for the following systems from the date of their respective acquisitions: C4 Systems on February 1, 1996, the Americable Systems on March 29, 1996, the Cox Systems on April 9, 1996, the Grassroots Systems on August 29, 1996, the Triax Systems on October 7, 1996, the ACE Systems on October 9, 1996, the Penn/Ohio Systems on October 31, 1996 and the Deep Creek Systems on December 23, 1996.

Operating and corporate expenses were reduced to 55.0% of revenue in the twelve months ended December 31, 1996 from 55.8% of revenue in the period ended December 31, 1995 due primarily to cost-cutting measures implemented by the Company. These efforts included the establishment of centralized regional service centers in Rockland, Maine, Greeneville, Tennessee, Richmond, Kentucky and Chillicothe, Ohio and the elimination of certain customer service offices. Other cost reductions have been realized through the elimination of duplicative expenses, such as customer billing, accounting, accounts payable and payroll administration.

As a result of such cost efficiencies and the aforementioned acquisitions, EBITDA increased to 44.9% of revenue in the twelve months ended December 31, 1996 from 22.7% of revenue in the period ended December 31, 1995.

COMBINED HISTORICAL ACQUIRED PREDECESSOR SYSTEMS

The discussion of the results of operations for the years ended December 31, 1995, 1994 and 1993 is based on the combined historical results of the acquired Predecessor Systems (the UVC Systems, the Cox Systems, the C4 Systems, the ACE Systems and the Triax Systems), which do not reflect changes in the operation or management of the acquired Predecessor Systems that the Company has made or intends to make and are not necessarily indicative of the results that would have been achieved had such systems been owned and operated by the Company during the periods presented. See "Selected Financial Data."

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

Revenue increased to $114.0 million (including $4.2 million attributable to the operations of the UVC Systems for the period after acquisition by the Company) in the year ended December 31, 1995 from $105.4 million in the year ended December 31, 1994 due to increases in service rates, internal subscriber growth and the acquisition of approximately 9,000 subscribers in the Triax Systems during the first quarter of 1995. For the UVC Systems, the Cox Systems and the C4 Systems, during this period, basic subscribers increased by approximately 2.9%, primarily in the Cox Systems and the C4 Systems, which grew by 1,800 and 1,200 subscribers, respectively. Over this period, the number of basic subscribers and premium units increased by approximately 7.1% and 13.1%, respectively, for the ACE Systems and the Triax Systems. Basic penetration improved to 71.1% at  year-end  1995 from 69.7% at  year-end  1994,  and premium penetration over the period declined to 42.1% at year-end 1995 from 45.9% at year-end 1994, for the UVC Systems, the Cox Systems and the C4 Systems. For the Triax Systems and the ACE Systems, basic penetration improved to approximately 73.2% at year-end 1995 from approximately 71.9% at year-end 1994, and premium penetration increased to 44.9% at year-end 1995 from 42.5% at year-end 1994. Operating expenses grew at rates generally approximating revenue growth, increasing to $64.5 million (including $2.4 million attributable to the operations of the UVC Systems for the period after acquisition by the Company) in the year ended December 31, 1995 from $58.6 million in the year ended December 31, 1994. EBITDA increased to $49.5 million in 1995 (including $1.8 million attributable to the operations of the UVC Systems for the period after acquisition by the Company) from $46.7 million in 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

Revenue increased to $105.4 million in the year ended December 31, 1994 from $96.2 million in the year ended December 31, 1993, primarily due to growth in the number of basic subscribers and premium units as well as the integration of system acquisitions. In 1993, the Triax Systems completed three acquisitions, totaling over 23,000 subscribers, 90% of which were acquired in December 1993. For the UVC Systems, the Cox Systems and the C4 Systems, basic subscribers and premium units increased over the period by approximately 2.9% and 20.9%, respectively. For the ACE Systems and the Triax Systems, basic subscribers and premium units increased over the period by approximately 4.1% and 17.2%, respectively. Basic penetration improved to 70.1% at year-end 1994 from 69.0% at year-end 1993, while premium penetration increased to 45.9% from 42.1% over the same period for the UVC Systems, the Cox Systems and the C4 Systems. For the ACE Systems and the Triax Systems, basic penetration improved to 71.9% at year-end 1994 from 69.3% at year-end 1993, while premium penetration increased to 42.5% from 36.4% over the same period. In spite of these increases, revenue growth was limited by regulations relating to basic service rates which were instituted by the 1992 Cable Act. See "Legislation and Regulation" for a further discussion of recent cable television regulation. Operating expenses increased to $58.6 million in the year ended December 31, 1994 from $52.7 million in the year ended December 31, 1993. Increases in expenses were partially attributable to higher administrative costs of complying with regulatory reporting requirements under the 1992 Cable Act, as well as the addition of new services and shifting of service tiers in response to regulation. As a result, EBITDA increased modestly to $46.7 million in 1994 from $43.5 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the delivery system. In addition, the Company has pursued, and intends to pursue in the future, a business strategy which includes selective acquisitions. The Company has financed these expenditures to date through a combination of cash from operations, indebtedness from outside sources and equity capital from its partners. The Company intends to continue to finance such expenditures in the future though these same sources.

On April 9, 1996, the Company entered into the $265.0 million Amended and Restated Credit Agreement with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Managing Agent, and the other lenders signatory thereto. The Company used these proceeds to refinance an existing $130.0 million senior credit facility, to finance the purchase of the Cox Systems and for general business purposes. As of December 31, 1996, borrowings under the Senior Credit Facility totaled $190.0 million.

The Senior Credit Facility includes a $75.0 million, 8.25-year reducing revolving credit facility ("Revolving Credit Facility"), a $100.0 million, 8.25-year term loan ("Facility A Term Loan") and a $90.0 million, 9.25-year term loan ("Facility B Term Loan"). At December 31, 1996, the Company had no outstanding borrowings under the Revolving Credit Facility, $100.0 million outstanding under the Facility A Term Loan and $90.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at December 31, 1996 on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 8.35% and 8.88%, respectively. The Company has entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000.

In general, the Senior Credit Facility requires the Company to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the Senior Credit Facility and to reduce permanently commitments thereunder, subject to certain exceptions permitting the Company to use such proceeds to fund certain permitted acquisitions, provided that the Company is otherwise is compliance with the terms of the Senior Credit Facility.

The Senior Credit Facility is secured by a pledge of all limited and general partnership interests in the Company and in any subsidiaries of the Company and a first priority lien on all the tangible and intangible assets of the Company and each of its subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the Senior Credit Facility, the Administrative Agent is entitled to replace the general partner of the Company with its designee.

In addition, during the year ended December 31, 1996, the Company received approximately $107.4 million of equity contributions from its partners. Such equity contributions and senior debt, along with cash flow generated from operations, has been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt load in accordance with the provisions of the Senior Credit Facility from EBITDA of approximately $34.4 million generated by the Company for the year ended December 31, 1996.

On September 30, 1996, the Company amended the Senior Credit Facility primarily to allow the issuance of $200.0 million aggregate principal amount of the Notes. The Notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The public offering of the Notes was consummated on October 7, 1996 and the net proceeds of approximately $192.5 million received by the Company was fully expended in the acquisition of the Triax Systems and the ACE Systems on October 7 and 9, 1996, respectively. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the Notes, the Partnership entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the Notes. The financial statement effect of these agreements will be to increase the effective interest rate which the Company incurs over the life of the Notes.

In addition, in connection with the acquisition of the ACE Systems and the Triax Systems, the Company received additional equity contributions of approximately $40.0 million. On March 11, 1997, FVP called an additional $15.0 million of contributions and currently has available for use an additional $21.0 million in commitments, the net proceeds of which will be contributed to the Company over time to fund future acquisitions. Substantially all of the $15.0 million has been collected as of March 26, 1997. The size of the equity commitments to be made available to the Company may be reduced if no later than six months after August 15,1996, FVP and its advisory committee (the "Advisory Committee") determine that the remaining commitments exceed the Company's projected requirements. Such remaining commitments will expire on June 30, 1997, subject to election by FVP, and approval by the Advisory Committee to extend the commitment period to June 30, 1998.

In connection with the acquisition of the UVC Systems, the Company issued a subordinated note to UVC in the aggregate principal amount of $7.2 million (the "UVC Note"). It is possible that the Company will cause the conversion of $5.0 million aggregate principal amount of the UVC Note into limited partnership interests of the Company and repay the balance of the UVC Note. In addition, the Company may pay off the UVC Note at any time. However, as of March 31, 1997, the UVC Note had not yet been converted or repaid, and the Company is currently considering all options related thereto.

The Company had capital  expenditures  of $9.3 million  during the twelve months
ended  December  31,  1996,   primarily   consisting  of  expenditures  for  the
construction  and  expansion  of the  delivery  system;

additional costs were incurred related to the expansion of customer service facilities. In addition, the Company capitalized approximately $2.0 million attributable to the cost of obtaining certain franchise, leasehold and other long-term agreements. The Company expects to spend in excess of $50.0 million over the next two years for capital improvement related projects consisting primarily of installation of fiber optic cable and microwave links which will allow for the anticipated reduction in the number of headends, analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services and the continued deployment of coaxial cable to build-out existing systems. Capital expended during the twelve months ended December 31, 1996 represents the first phase of the Company's strategic capital improvement plan.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company appear on page F-1 of this Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Form 10-K, and appear on page S-1 of this Form 10-K.

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements, related notes or other schedules.


Item 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

During 1996, the Company dismissed its independent public accountants, Arthur Andersen LLP ("AA") and subsequently engaged KPMG Peat Marwick LLP as the Company's principal independent public accountants. The Company had no disagreements with AA since formation and through the date of dismissal nor did any of AA's reports on the financial statements of the Company contain an adverse opinion or disclaimer of opinion, nor was any report modified as to uncertainty, audit scope, or accounting principle. The change in accountants is fully disclosed in the Company's Form 8-K filed with the SEC on October 29, 1996.

                                     PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIERVISION INC.

FVOP's sole general partner is FrontierVision Partners, L.P. ("FVP"), whose sole general partner is FVP GP, L.P. ("FVP GP"). FVP GP's sole general partner is FrontierVision Inc. Information with respect to the directors and executive officers of FrontierVision Inc. and Capital, respectively, is set forth below:

FRONTIERVISION INC.
Name                     Age    Position
----------------------   ---    -----------------------------------------------
James C. Vaughn          51     President, Chief Executive Officer and Director
John S. Koo              35     Senior Vice President, Chief Financial Officer,
                                 Secretary and Director
William J. Mahon, Jr.    55     Vice President of Operations
David M. Heyrend         46     Vice President of Engineering
William P. Brovsky       40     Vice President of Marketing and Sales
James W. McHose          33     Vice President and Treasurer
Richard G. Halle         33     Vice President of Business Development
Todd E. Padgett          31     Vice President of Finance

FRONTIERVISION CAPITAL CORPORATION
Name                     Age    Position
----------------------   ---    -----------------------------------------------
James C. Vaughn          51     President, Chief Executive Officer and Director
John S. Koo              35     Senior Vice President, Chief Financial Officer,
                                Secretary and Director
James W. McHose          33     Vice President and Treasurer

JAMES C. VAUGHN, President, Chief Executive Officer and a Director of FrontierVision Inc. and Capital and a founder of the Company, is a cable television system operator and manager with over 30 years of experience in the cable television industry. From 1987 to 1995, he served as Senior Vice President of Operations for Triax Communications Corp., a top 40 MSO, where he was responsible for managing all aspects of small and medium-sized cable television systems. These systems grew from serving 57,000 subscribers to over 376,000 subscribers during Mr. Vaughn's tenure. Prior to joining Triax Communications, Mr. Vaughn served as Director of Operations for Tele-Communications, Inc. from 1986 to 1987, with responsibility for managing the development of Chicago-area cable television systems. From 1985 to 1986, Mr. Vaughn was Division Manager for Harte-Hanks Communications. From 1983 to 1985, Mr. Vaughn served as Vice President of Operations for Bycom, Inc. From 1979 to 1983, Mr. Vaughn served as Director of Engineering for the Development Division of Cox Cable Communications Corp. From 1970 to 1979, Mr. Vaughn served as Senior Staff Engineer for Viacom, Inc.'s cable division, and a Director of Engineering for Showtime, a division of Viacom International, Inc.

JOHN S. KOO, Senior Vice President, Chief financial Officer, Secretary and a Director of FrontierVision Inc. and Capital and founder of the Company, has over eleven years of banking experience in the telecommunications industry. From 1990 to 1995, Mr. Koo served as a Vice President at Canadian Imperial Bank of Commerce ("CIBC"), where he co-founded CIBC's Mezzanine Finance Group, targeted at emerging media and telecommunications businesses. From 1986 to 1990, Mr. Koo was a Vice President at Bank of New England specializing in media finance. From 1984 to 1986, he was a management consultant to the financial services industry.

WILLIAM J. MAHON, JR., Vice President of Operations of FrontierVision Inc. since December 1995, has over fifteen years of cable television operations management experience. Prior to joining the Company,

Mr. Mahon served as Vice President of Operations for UVC, a top 50 MSO, from 1990 to 1995, where he was responsible for the day-to-day operations of approximately 130 cable systems located in twelve states. From 1983 to 1989, Mr. Mahon served as President and General Manager of Heritage Cable Vision, a 90,000 subscriber MSO. Mr. Mahon is a member of the Society of Cable Engineers and serves on the Board of Directors of the New England Cable Television Association.

DAVID M. HEYREND, Vice President of Engineering of FrontierVision Inc., has 23 years of cable television engineering management and operations experience. Prior to joining the Company in 1996, Mr. Heyrend served from 1988 to 1995 as Director of Engineering for UVC, where he developed technical standards, employee development programs and oversaw plant construction projects. From 1985 to 1988, as Director of Programs for Tele-Engineering Corporation, he developed and managed broadband LAN projects for clients such as Allen Bradley, Ford Motor Company and TRW. Mr. Heyrend also worked for several years with Daniels & Associates in system technical operations and engineering management.

WILLIAM P. BROVSKY, Vice President of Marketing and Sales of FrontierVision Inc., has fourteen years of cable television experience and is responsible for programming and contract negotiations in addition to overseeing the sales and marketing activities of the Company's operating divisions. Before joining the Company in 1996, Mr. Brovsky managed day-to-day sales and marketing operations from 1989 to 1996 for Time Warner Cable of Cincinnati, serving almost 200,000 subscribers. He also served as Project Manager, supervising all aspects of system upgrades to fiber optics. From 1982 to 1989, Mr. Brovsky served as General Sales Manager for American Television and Communications, where he was responsible for sales, marketing and tele-marketing operations for Denver and its suburban markets.

JAMES W. MCHOSE, Vice President and Treasurer of FrontierVision Inc. and Capital since July 1996, has over ten years of accounting and tax experience, including six years providing tax, accounting and consulting services to companies engaged in the cable television industry. Prior to joining the Company, Mr. McHose was a Senior Manager in the Information, Communications, and Entertainment practice of KPMG Peat Marwick, LLP, where he specialized in taxation of companies in the cable television industry. In this capacity, Mr. McHose served MSOs with over 14 million subscribers in the aggregate. Mr. McHose is a member of the Cable Television Tax Professional's Institute and is a Certified Public Accountant.

RICHARD G. HALLE, Vice President of Business Development of FrontierVision Inc. since February 1997, is responsible for the evaluation and development of new businesses including cable modems and Internet access, digital programming delivery, distance learning and alternative telephone access. Prior to joining the Company, from 1995 to 1996 Mr. Halle served as the Vice President of Operations and then as the Vice President of Development at Fanch
Communications, a top 20 MSO, where he was initially responsible for the management of an operating region of 100,000 subscribers and subsequently responsible for the planning and deployment of all advanced services including digital television, dial-up Internet access and high speed cable modems. Prior to that, he spent nine years in the banking industry, specializing in media and telecommunications finance.

TODD E. PADGETT, Vice President of Finance of FrontierVision Inc. since January of 1997 and Director of Finance of FrontierVision Inc. since July 1995, has over six years of project management and corporate finance experience. From 1990 to 1995, Mr. Padgett served as Project Manager for Natural Gas Pipeline Company of America, a subsidiary of MidCon Corp., which is a division of Occidental Petroleum Corporation, where he specialized in developing, evaluating, negotiating and financing natural gas pipeline and international power projects. Mr. Padgett is a Certified Public Accountant and has an MBA from the University of Chicago.

ADVISORY COMMITTEE

The partnership agreement of FVP provides for the establishment of an Advisory Committee to consult with and advise FVP GP, the general partner of FVP, with respect to FVP's business and overall strategy. The Advisory Committee has broad authority to review and approve or disapprove matters relating to all material aspects of FVP's business. The approval of seventy-five percent (75%) of the members of the Advisory Committee that are entitled to vote on the matter is required in order for the Company to effect any cable television system acquisition. The Advisory Committee consists of four representatives of the Attributable Class A Limited Partners of FVP and one representative of FVP GP. Subject to certain conditions, each of the four Attributable Class A Limited Partners of FVP listed in "Principal Security Holders" is entitled to designate (directly or indirectly) one of the four Attributable Class A Limited Partner representatives on the Advisory Committee. The designees of J.P. Morgan Investment Corporation, 1818 II Cable Corp. (whose designee is selected by two affiliated individuals specified in the FVP Partnership Agreement), Olympus Cable Corp. and First Union Capital Partners Inc. are John W. Watkins, Richard
H. Witmer, Jr., James A. Conroy and L. Watts Hamrick, III, respectively. FVP GP's designee is Mr. Vaughn.


Item 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to FrontierVision Inc.'s Chief Executive Officer and to each of its other most highly compensated officers receiving compensation in excess of $100,000 for services rendered during the fiscal years ended December 31, 1996 and 1995.

                                                                         Summary Compensation Table



                                                                             ---------------------------------------------------
                                                                                   Annual Compensation
                                                                             -------------------------------            All Other
Name and Principal Position                                                  Year        Salary           Bonus     Compensation (1)
---------------------------                                                  ----        -------         ------           -----

James C. Vaughn                                                              1996        283,885          (2)             7,882
          President and Chief Executive Officer                              1995        169,635        110,000 (3)

John S. Koo                                                                  1996        170,192          (2)             4,760
          Senior Vice President, Chief Financial Officer and Secretary       1995         93,416         90,000 (3)
--------

(1)  Consists of FVP's contributions to the 401(k) Plan.
(2) Bonuses for Messrs. Vaugn and Koo for 1996 have not yet been finally determined.
(3) Bonus paid for the employment contract year ending April 16, 1996. Mr. Vaughn and Mr. Koo deferred $35,000 and $50,000, respectively, of the bonus to the Deferred Compensation Plan described below.

DEFERRED COMPENSATION PLAN

FVP established the FrontierVision Partners, L.P. Executive Deferred Compensation Plan (the "Deferred Compensation Plan") effective January 1, 1996 to allow key employees the opportunity to defer the payment of compensation to a later date and to participate in any appreciation of FVP's business. The Deferred Compensation Plan is administered by FVP's Advisory Committee. Participation in the Deferred Compensation Plan is limited to James C. Vaughn, John S. Koo and other key executives of FVP or its affiliates approved by the Compensation Committee of the Advisory Committee (the "Compensation Committee").

Under the Deferred Compensation Plan, eligible participants may elect to defer the payment of a portion of their compensation each year up to an amount determined by the Compensation Committee. Any amount deferred is credited to a bookkeeping account, which is credited with interest at the rate of 12% per annum.

Each participant's account also has a phantom equity component through which the account will be credited with earnings in excess of 12% per annum to the extent the Net Equity Value of FVP appreciates in excess of 12% per annum during the term of the deferral. Net Equity Value of FVP is determined by multiplying each cable television system's EBITDA for the most recent fiscal quarter by the weighted average multiple of EBITDA paid by FVP to acquire each cable television system; provided that if substantially all of the assets or partnership interests of FVP are sold, Net Equity Value shall be based upon such actual sale price adjusted to reflect any prior distributions to the partners and any payments during the term of the deferral to the holders of certain subordinated notes issued to the limited partners of FVP. Accounts shall be paid following
(i) the sale of all of FVP's partnership interests or upon liquidation of FVP, other than sales or liquidations which are part of a reorganization, or (ii) the death or disability of the participant prior to termination of employment with FVP. The Compensation Committee may agree to pay the account in the event the participant incurs a severe financial hardship or if the participant agrees to an earlier payment. There are ten employees currently participating in the Deferred Compensation Plan, including Messrs. Vaughn and Koo.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

A Compensation Committee of the Advisory Committee of FVP, consisting of Messrs. Watkins and Witmer, as representative of J.P. Morgan Investment Corporation and 1818 II Cable Corp., respectively, sets the compensation of the executive officers of the Company. See "See Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENT

James. C. Vaughn has entered into an employment agreement with FVP, dated as of April 17, 1995 (the "Employment Agreement"). The Employment Agreement provides that Mr. Vaughn will be employed as President and Chief Executive Officer of FVP. The Employment Agreement establishes a base salary to be paid to Mr. Vaughn each year which is subject to annual adjustment to reflect increases in the Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor (or, in the event of the discontinuance thereof, another appropriate index selected by FVP, with the approval of the Advisory Committee). Mr. Vaughn's base salary may from time to time be increased if FVP shall deem it advisable to do so. For the contract period beginning April 17, 1996, Mr. Vaughn's base salary was $286,000. In addition, he is entitled to annual bonuses of up to $75,000, subject to the attainment of certain performance objectives set forth in the Employment Agreement. Mr. Vaughn's bonus for the contract period beginning April 17, 1996, has not yet been determined. If FVP terminates Mr. Vaughn's employment without "cause" (as defined in the Employment Agreement), then Mr. Vaughn is entitled to receive a severance payment equal to 25% of his then base salary. Mr. Vaughn has agreed not to compete with FVP for the term of his employment with FVP and for an additional period of two years thereafter and to keep certain information in connection with FVP confidential.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of December 31, 1996, (i) the percentage of the total partnership interests of the Company beneficially owned by the directors and executive officers of FrontierVision Inc. and each person who is known to the Company to own beneficially more than 5.0% of any class of the Company's partnership interests and (ii) the percentage of the equity securities of FrontierVision Inc., FVP GP, FVP and the Company owned by each director or executive officer of FrontierVision Inc. named in the Summary Compensation Table and by all executive officers of the Company as a group. For a more detailed discussion of the ownership of the Company, see "Certain Relationships and Related Transactions."



Name and Address of Beneficial Owners             Type of Interest                                % of Class
-------------------------------------             ----------------                                 ---------
FrontierVision Partners, L.P. (1)                 General Partner Interest in the Company             99.90%
1777 South Harrison Street, Suite P-200
Denver, Colorado  80210

FVP GP, L.P. (1)                                  General Partner Interest in FVP                      1.00%
1777 South Harrison Street, Suite P-200
Denver, Colorado 80210

J.P. Morgan Investment Corporation                Limited Partnership Interest in FVP                 22.83%
101 California Street, Suite 3800                    (Attributable Class A Limited Partner)
San Francisco, CA  94111                          Limited Partnership Interest in FVP GP               7.18%

1818 II Cable Corp.                               Limited Partnership Interest in FVP                 23.63%
c/o Brown Brothers Harriman & Co.                   (Attributable Class A Limited Partner)
59 Wall Street                                    Limited Partnership Interest in FVP GP               7.18%
New York, NY  10005

Olympus Cable Corp.                               Limited Partnership Interest in FVP                 14.77%
Metro Center--One Station Place                     (Attributable Class A Limited Partner)
Stamford, CT  06920                               Limited Partnership Interest in FVP GP               7.18%

First Union Capital Partners, Inc.                Limited Partnership Interest in FVP                 15.05%
One First Union Center, 5th Floor                   (Attributable Class A Limited Partner)
Charlotte, NC  28288                              Limited Partnership Interest in FVP GP               4.31%

James C. Vaughn                                   Stockholder of FrontierVision Inc.                  66.67%
1777 South Harrison Street, Suite P-200           Limited Partnership Interest in FVP GP              48.78%
Denver, Colorado 80210

John S. Koo                                       Stockholder of FrontierVision Inc.                  33.33%
1777 South Harrison Street, Suite P-200           Limited Partnership Interest in FVP GP              24.39%
Denver, Colorado 80210

All other executive officers and directors as a                                                        0.00%
group

----------
(1) FVOP's sole general partner (owning 99.9% of the partnership interests therein) is FVP, a Delaware limited partnership, and FVOP's sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Operating Partners, Inc., a Delaware corporation which is a wholly owned subsidiary of FVP, FVP's sole general partner (owning 1% of the partnership interests therein) is FVP GP, a Delaware limited partnership, FVP's limited partners (owning 99% of the partnerships interests therein) are various institutional investors and accredited investors. FVP GP's sole general partner (owning 1% of the partnership interests therein) is FrontierVision Inc., which is owned by James C. Vaughn and John S. Koo, FVP GP's limited partners (owning 99% of the partnership interests therein) consist of various institutional investors, James C. Vaughn and John S. Koo.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's sole general partner (owning 99.9% of the partnership interests therein) is FVP. The Company's sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Operating Partners, Inc., which is a wholly owned subsidiary of FVP. FVP's sole general partner (owning 1% of the partnership interests therein) is FVP GP. FVP's limited partners (owning 99% of the partnership interests therein) consist of J.P. Morgan Investment Corporation, an affiliate of J.P. Morgan Securities Inc., First Union Capital Partners, Inc., an affiliate of First Union Capital Markets Corp., and various institutional investors and accredited investors. FVP GP's sole general partner (owning 1% of the partnership interests therein) is FrontierVision Inc., which is owned by James C. Vaughn and John S. Koo. See "Principal Security Holders."

As of December 31, 1996, J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. have committed approximately $45,502,845 and $30,000,000, respectively, to FVP. As of December 31, 1996, FrontierVision Inc. has committed approximately $20,343 to FVP, representing commitments of approximately $13,563 and $6,780 by James C. Vaughn and John S. Koo, respectively, who are directors of FrontierVision Inc. Such capital commitments are contributed as equity to FVOP in connection with the closing of acquisitions by FVOP. As of December 31, 1996, J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. have paid $35,278,231 and $22,894,737 of such commitments, respectively, to fund the closing of acquisitions by FVOP, for escrow deposits for acquisitions by FVOP under contract and for FVOP working capital requirements.

J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. are "Special Class A" limited partners of FVP. Upon the termination of FVP and in connection with distributions to its partners in respect of their partnership interests, J.P. Morgan Investment Corporation, First Union Capital Partners, Inc. and FVP GP will be entitled to receive "carried interest" distributions or will be allocated a portion of 15% of any remaining capital to be distributed by FVP after certain other distributions are made. J.P. Morgan Securities Inc. acted as placement agent for the initial offering of limited partnership interests of FVP (other than with respect to the investment made by J.P. Morgan Investment Corporation) and the placement of debt securities of FVP and in connection with those activities received customary fees and reimbursement of expenses.

Morgan Guaranty Trust Company of New York, an affiliate of J.P. Morgan Securities Inc., the Chase Manhattan Bank, an affiliate of Chase Securities Inc., and CIBC Inc., an affiliate of CIBC Wood Gundy Securities Corp., are agents and lenders under the Senior Credit Facility and have received customary fees for acting in such capacities.

In addition, J.P. Morgan Securities Inc., Chase Securities Inc., CIBC Wood Gundy Securities Corp. and First Union Capital Markets Corp. (collectively, the "Underwriters") received compensation in the aggregate of approximately $6.0 million in connection with the issuance of the Notes. There are no other arrangements between the Underwriters and their affiliates and the Company or any of its affiliates pursuant to which the Underwriters or their affiliates will receive any additional compensation from the Company or any of its affiliates.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


(A) (1)  Financial Statements.  The following financial statements are included in Item 8 of Part II:
                                                                                                                  PAGE
             FrontierVision Operating Partners, L.P. and Subsidiary
                 Independent Auditors' Report                                                                     F-3
                 Consolidated Balance Sheets as of December 31, 1996 and 1995                                     F-4
                 Consolidated Statements of Operations for the year ended December 31, 1996 and
                     the period from inception (April 17, 1995) through December 31, 1995                         F-5
                 Consolidated Statements of Partners' Capital for the year ended December 31, 1996
                     and the period from inception (April 17, 1995) through December 31, 1995                     F-6
                 Consolidated Statements of Cash Flows for the year ended December 31, 1996 and
                    the period from inception (April 17, 1995) through December 31, 1995                          F-7
                 Notes to Consolidated Financial Statements                                                       F-8

             FrontierVision Capital Corporation
                 Independent   Auditors'   Report                                                                 F-18
                 Balance Sheets  as of  December  31,  1996 and July 26, 1996  (inception)                        F-19
                 Statement of Operations for the period from July 26,  1996  (inception) through
                    December 31, 1996                                                                             F-20
                 Statement of Owner's Equity for the period from July 26, 1996 (inception) through
                    December 31, 1996                                                                             F-21
                 Statement  of Cash  Flows for the  period  from July 26, 1996 (inception) through
                    December 31, 1996                                                                             F-22
                 Note to Financial Statements                                                                     F-23

               United Video Cablevision, Inc. (Selected Assets Acquired by FVOP)
                   Independent Auditors' Report                                                                   F-24
                   Divisional Balance Sheets as November 8, 1995 and December 31, 1994                            F-25
                   Statements of Divisional Operations for the period from January 1, 1995  through
                       November 8, 1995 and for the years ended December 31, 1994 and 1993                        F-26
                   Statements of Divisional Equity for the period from January 1, 1995 through
                      November  8,  1995 and for the  years  ended December 31, 1994 and 1993                     F-27
                   Statements  of Divisional  Cash  Flows  for  the  period  from January 1, 1995  through
                      November  8, 1995 and for the years ended December 31, 1994 and 1993                        F-28
                   Notes to Divisional Financial Statements                                                       F-29

              Ashland and Defiance Clusters (Selected Assets Acquired From Cox Communications, Inc. by FVOP)
                   Independent   Auditors'  Report                                                                F-32
                   Combined Statements  of Net  Assets as of  December  31, 1995  and  1994                       F-33
                   Combined  Statements  of Operations  for the  eleven-month  period ended December
                      31, 1995, for the one-month period ended January 31, 1995 and for the years
                      ended   December  31,  1994  and  1993                                                      F-34
                   Statements  of  Changes  in Net  Assets for the eleven-month  period  ended  December
                      31, 1995, for the one-month period ended January 31, 1995 and
                      for the years ended December 31, 1994 and 1993                                              F-35
                   Combined  Statements  of  Cash  Flows  for  the eleven-month   period  ended  December
                      31, 1995,   for  the  one-month   period  ended January 31, 1995 and for the years
                      ended December 31, 1994 and 1993                                                            F-36
                   Notes to Combined Financial Statements                                                         F-37





               C4 Media Cable Southeast, Limited Partnership
                   Independent  Auditors' Report                                                                  F-45
                   Consolidated Balance Sheets as of December 31, 1995 and 1994                                   F-46
                   Consolidated  Statements  of Loss for the years  ended  December  31,  1995 and 1994           F-47
                   Consolidated  Statements  of Partners'  Deficit for the years ended December 31,
                      1995 and 1994                                                                               F-48
                   Consolidated Statements of Cash Flows for the years ended December 31, 1995
                      and 1994                                                                                    F-49
                   Notes to Consolidated Financial Statements                                                     F-50

               American Cable Entertainment of Kentucky-Indiana, Inc.
                   Independent Auditors' Report                                                                   F-55
                   Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995 and
                       1994                                                                                       F-56
                   Statements  of  Operations  for the  nine-month period ended September 30, 1996
                       (unaudited) and for the years ended  December 31, 1995, 1994 and 1993                      F-57
                   Statements of Shareholders'  Deficiency for the nine-month  period ended September
                       30, 1996(unaudited)   and  for  the   years   ended December 31, 1995, 1994 and 1993       F-58
                   Statements  of Cash  Flows  for the  nine-month period ended September 30, 1996
                       (unaudited)and for the years ended  December 31, 1995,1994 and 1993                        F-59
                   Notes to Financial Statements                                                                  F-60

               Triax Southeast Associates, L.P.
                   Report of Independent Public Accountants                                                       F-68
                   Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995 and
                       1994                                                                                       F-69
                   Statements  of  Operations  for the  nine-month period ended September 30, 1996
                       (unaudited)and for the years ended  December 31, 1995,
                       1994 and 1993                                                                              F-70
                   Statements of Partners' Capital for the nine-month period ended September 30,
                       1996  (unaudited)  and for the  years  ended December   31,   1995,   1994  and  1993      F-71
                   Statements  of Cash  Flows  for the  nine-month period ended September 30, 1996
                       (unaudited) and for the years ended December 31, 1995, 1994 and 1993                       F-72
                   Notes to Financial Statements                                                                  F-73

      (2)  FINANCIAL  STATEMENT  SCHEDULES. The  following  Financial  Statement
           Schedules are submitted herewith:

           Independent Auditors' Report                                                                            S-2
           Schedule II:  Valuation and Qualifying Accounts                                                         S-3

      (3)  LIST OF EXHIBITS.

             3.1     The Company's Agreement of Limited Partnership. (1)
             3.2     Certificate of Limited Partnership of the Company.  (1)
             3.9     Certificate of Incorporation of FrontierVision Capital Corporation.  (1)
             3.10    Bylaws of FrontierVision Capital Corporation.  (1)
             4.1     Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                     FrontierVision Capital Corporation and Colorado National Bank, as Trustee.  (3)
             10.1    Senior Credit Facility.  (1)
             10.2    Employment Agreement of James C. Vaughn.  (1)
             10.3    Asset Purchase Agreement dated July 20, 1995 between United Video Cablevision,
                     Inc. and FrontierVision Operating Partners, L.P. (1)
             10.4    Asset Acquisition Agreement (July 27, 1995 Auction Sale) dated as of July 27, 1995 among Stephen S. Gray in his capacity as Receiver of Longfellow Cable Company,


                     Inc., Carrabassett Electronics and Carrabassett Cable Company, Inc. and
                     FrontierVision Operating Partners, L.P.(1)
             10.5    Asset Purchase Agreement dated October 27, 1995 among C4 Media Cable Southeast,
                     Limited Partnership, County Cable Company, L.P. and FrontierVision Operating
                     Partners, L.P. (1)
             10.6    Asset Purchase Agreement dated November 17, 1995 among Cox Communications
                     Ohio, Inc., Times Mirror Cable Television of Defiance, Inc., Chillicothe Cablevision,
                     Inc. Cox Communications Eastern Kentucky, Inc. and FrontierVision Operating
                     Partners, L.P. (1)
             10.7    Asset Purchase Agreement  dated February 27, 1996 between Americable International
                     Maine, Inc. and FrontierVision Operating Partners, L.P.(1)
             10.8    Asset Purchase Agreement dated May 16, 1996 among Triax Southeast Associates,
                     L.P., Triax Southeast General Partner, L.P. and FrontierVision Operating Partners, L.P.
                     (1)
             10.9    Asset Purchase and Sale Agreement dated June 21, 1996 between HPI Acquisition Co.
                     LLC (assignee of Helicon Partners I, LP) and FrontierVision Operating Partners, L.P.
                     (1)
             10.10   Asset Purchase Agreement dated July 15, 1996 between American Cable
                     Entertainment of Kentucky-Indiana, Inc. and FrontierVision Operating Partners, L.P.
                     (1)
             10.11   Asset Purchase Agreement dated as of July 30, 1996 between Shenandoah Cable
                     Television Company and FrontierVision Operating Partners, L.P.(1)
             10.12   Purchase Agreement dated as of August 6, 1996 between Penn/Ohio Cablevision, L.P.
                     and FrontierVision Operating Partners, L.P. (1)
             10.13   Asset Purchase Agreement dated July 19, 1996  between Phoenix Grassroots Cable
                     Systems, L.L.C. and FrontierVision Operating Partners, L.P.(1)
             10.14   Amendment No. 1 to Senior Credit Facility. (1)
             10.15   Consent and Amendment No. 2 to Senior Credit Facility. (3)
             12.1    Statement of Computation of Ratios.
             16.1    Report of change in accountants.  (2)
             27.2    Financial Data Schedule as of and for the period ended December 31, 1996.

             Footnote References
             (1)     Incorporated by reference to the exhibits to the Registrant's Registration Statement on
                     Form S-1, Registration No. 333-9535.
             (2)     Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-
                     K, File No. 333-9535 dated October 22, 1996.
             (3)     Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form
                     10-Q, File No. 333-9535 for the quarter ended September 30, 1996.

   (B)   REPORTS ON FORM 8-K.

          1. Item 2, Form 8-K dated October 7, 1996. Substantially the same financial information required by Item 7 was previously reported in the Registrants' Registration Statement on Form S-1 (File No. 333-9535) and, therefore, pursuant to General Instruction B.3 of Form 8-K, an additional report of such information was not made in the Form 8-K.

          2. Item 4, Form 8-K dated October 22, 1996.

   (C)   EXHIBITS. The exhibits required by this Item are listed under Item 14
         (A)(3).

   (D) FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required by this Item are listed under Item 14(A)(2).

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                 WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANT'S WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF
                                THE EXCHANGE ACT


     Other than a copy of this Form 10-K, no annual report or proxy material has been or will be sent to security holders of FrontierVision Operating Partners, L.P. or FrontierVision Capital Corporation.

                                    GLOSSARY

The following is a description of certain terms used in this Form 10-K.

A La Carte -- The purchase of programming services on a per-channel or per-program basis.

Addressability -- "Addressable" technology permits the cable operator to activate remotely the cable television services to be delivered to subscribers who are equipped with addressable converters. With addressable technology, a cable operator can add to or reduce services provided to a subscriber from the headend site without dispatching a service technician to the subscriber's home.

Basic Penetration -- Basic subscribers as a percentage of the total number of homes passed in the system.

Basic Service -- A package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services (other than premium services).

Basic Subscriber -- A subscriber to a cable or other television distribution system who receives the basic level of cable television service and who is usually charged a flat monthly rate for a number of channels. A home with one or more television sets connected to a cable system is counted as one basic subscriber.

Cable Plant -- A network of coaxial and/or fiber optic cables that transmit multiple channels carrying video-programming, sound and data between a central facility and an individual customer's television set. Networks may allow one-way (from a headend to a residence and/or business) or two-way (from a headend to a residence and/or business with a data return path to the headend) transmission.

Channel Capacity -- The number of video programming channels that can be carried over a communications system.

Clustering -- A general term used to describe the strategy of operating cable television systems in a specific geographic region, thus allowing for the achievement of economies of scale and operating efficiencies in such areas as system management, marketing and technical functions.

Coaxial Plant -- Cable consisting of a central conductor surrounded by and insulated from another conductor. It is the standard material used in traditional cable systems. Signals are transmitted through it at different frequencies, giving greater channel capacity than is possible with twisted pair copper wire, but less than is possible with optical fiber.

Competitive Access Provider (CAP) - A company that provides its customers with an alternative to the local telephone company for local transport of private line, special access services and switched access services, CAPs are also referred to in the industry as alternative access vendors, alternative local telecommunications service providers (ALTS) and metropolitan area network providers (MANs).

Cost-Of-Service -- A general term used to refer to the regulation of prices charged to a customer. Existing prices are set and price increases are regulated by allowing a company to earn a reasonable rate of return, as determined by the regulatory authority.

Density -- A general term used to describe the number of homes passed per mile of cable plant.

Digital Compression -- The conversion of the standard analog video signal into digital signal, and the compression of that signal so as to facilitate multiple channel transmission through a single channel's bandwidth.

Direct   Broadcast   Satellite   (DBS)  -  A  service  by  which   packages   of
satellite-delivered   television   programming  are  transmitted  directly  into
individual  homes,  each serviced by a single  satellite  dish.

ESMR - Enhanced specialized mobile radio, a wireless telecommunications service using digital technology to provide enhanced mobile telecommunications services, including two-way radio dispatch and paging services. ESMR services may be interconnected with the public switched telephone network.

Expanded Basic Service -- A package of satellite-delivered cable programming services available only for additional subscription over and above the basic level of television service.

FCC - Federal Communications Commission.

Fiber Optics -- Technology that involves sending laser light pulses across glass strands to transmit digital information; fiber is virtually immune to electrical interference and most environmental factors that affect copper wiring and satellite transmissions. Use of fiber optic technology reduces noise on the cable system, improves signal quality and increases system channel capacity and reliability.

Fiber Optic Backbone Cable -- The principal fiber optic trunk lines for a cable system which is using a hybrid fiber-coaxial architecture to deliver signals to customers.

Fiber Optic Trunk Lines -- Cables made of glass fibers through which signals are transmitted as pulses of light to the distribution portion of the cable television system which in turn goes to the customer's home. Capacity for a very large number of channels can be more easily provided.

Fiber-To-The-Feeder -- Network topology/architecture using a combination of fiber optic cable and coaxial cable transmission lines to deliver signals to customers. Initially signals are transmitted from the headend on fiber optic trunk lines into neighborhood nodes (an individual point of origination and termination or intersection on the network, usually where electronics are housed) and then from the nodes to the end user on a combination of coaxial cable distribution/feeder and drop lines. The coaxial feeder and drop lines typically represent the operator's "last mile" of plant to the end user.

Headend -- A collection of hardware, typically including satellite receivers, modulators, amplifiers and video cassette playback machines, within which signals are processed and then combined for distribution within the cable network.

Homes Passed -- Homes that can be connected to a cable distribution system without further extension of the distribution network.

Internet --A worldwide collection of communications networks.

Microwave Links -- The transmission of voice, video or data using microwave radio frequencies, generally above 1 GHz, from one location to another.

MMDS  --  Multichannel   Multipoint   Distribution   Service.  A  one-way  radio
transmission of programming over microwave frequencies from a fixed station transmitting to multiple receiving facilities located at fixed points.

MSO -- A term used to describe cable television companies that are "multiple system operators."

New Product Tiers -- A general term used to describe unregulated cable television services.

Over-The-Air Broadcast Stations -- A general term used to describe signals transmitted by local television broadcast stations, including network affiliates or independent television stations, that can be received directly through the air by the use of a standard rooftop receiving antenna.

Pay-Per-View -- Payment made for individual movies, programs or events as opposed to a monthly subscription for a whole channel or group of channels.

PCS -- Personal Communications Services, or PCS, is the name given to a new generation of cellular-like telecommunications services which are expected to provide customers new choices in wireless mobile telecommunications using digital technology for voice and data service compared to traditional analog technology.

Premium Penetration -- Premium service units as a percentage of the total number of basic service subscribers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

Premium Service -- An individual cable programming service available only for additional subscription over and above the basic or expanded basic levels of cable television service.

Premium Units -- The number of subscriptions to premium services which are paid for on an individual basis.

Pro Forma Acquisition Cash Flow -- Net income of a system, as of the date of acquisition of such system, before interest, taxes, depreciation, amortization and corporate administrative expenses.

Rebuild -- The replacement or upgrade of an existing cable system usually to improve either its technological performance, or expand the channel, bandwidth capacity in order to provide more services.

SMATV - Satellite Master Antenna Television System. A video programming delivery system to multiple dwelling units utilizing satellite transmissions.

Telephony -- The provision of telephone service.

Tiers -- Varying levels of cable services consisting of differing combinations of several over-the-air broadcast and satellite-delivered cable television programming services.

                                                                                                        PAGE

FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
   Independent  Auditors' Report                                                                         F-3
   Consolidated  Balance Sheets as of December 31, 1996 and 1995                                         F-4
   Consolidated  Statements  of  Operations  for the year ended December 31, 1996 and for the
     period from inception  (April 17, 1995) through December 31, 1995                                   F-5
   Consolidated Statements of Partners'  Capital for the year ended December 31, 1996 and for the
     period from  inception  (April 17,  1996)  through  December  31, 1995                              F-6
   Consolidated  Statements  of Cash Flows for the year ended  December 31, 1996 and for the
     period from inception (April 17, 1996) through December 31, 1995                                    F-7
   Notes to Consolidated Financial Statements                                                            F-8

FRONTIERVISION CAPITAL CORPORATION
   Independent  Auditors' Report                                                                         F-18
   Balance Sheets as of December 31, 1996 and uly 26, 1996  (inception)                                  F-19
   Statement of Operations for the period from July 26, 1996 (inception)through December 31, 1996        F-20
   Statement of Owner's Equity for the period from July 26, 1996 (inception) through December            F-21
      31, 1996
   Statement of Cash Flows for the period from July 26, 1996 (inception) through December 31,            F-22
     1996
   Note to the Financial Statements                                                                      F-23

UNITED VIDEO CABLEVISION, INC. (SELECTED ASSETS ACQUIRED BY FVOP)
   Independent Auditors' Report                                                                          F-24
   Divisional Balance Sheets as November 8, 1995 and December 31, 1994                                   F-25
   Statements  of  Divisional  Operations  for the period  from  January 1, 1995 through November 8,
      1995 and for the years ended December 31, 1994 and 1993                                            F-26
   Statements of  Divisional  Equity for the period from January 1, 1995 through
      November 8, 1995 and for the years ended December 31, 1994 and 1993                                F-27
   Statements  of  Divisional  Cash  Flows for the period  from  January 1, 1995 through November 8,
      1995 and for the years ended December 31, 1994 and 1993                                            F-28
   Notes to Divisional Financial Statements                                                              F-29

ASHLAND AND DEFIANCE CLUSTERS (SELECTED ASSETS ACQUIRED FROM COX COMMUNICATIONS, INC. BY FVOP)
   Independent Auditors' Report                                                                          F-32
   Combined Statements of Net Assets as of December 31, 1995 and 1994                                    F-33
   Combined Statements of Operations for the eleven-month  period ended December 31, 1995, for the one-month period ended January 31, 1995 and for the years ended December 31, 1994
     and 1993                                                                                            F-34
   Statements  of  Changes  in Net  Assets  for the  eleven-month  period  ended December 31, 1995, for the one-month  period ended January 31, 1995 and for the years ended December 31, 1994
     and 1993                                                                                            F-35
   Combined Statements of Cash Flows for the eleven-month  period ended December 31, 1995, for the one-month period ended January 31, 1995 and for the years ended December 31, 1994
     and 1993                                                                                            F-36
   Notes to Combined Financial Statements                                                                F-37

                                                                                                         PAGE

C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
   Independent Auditors' Report                                                                          F-45
   Consolidated Balance Sheets as of December 31, 1995 and 1994                                          F-46
   Consolidated Statements of Loss for the years ended December 31, 1995 and 1994                        F-47
   Consolidated Statements of Partners' Deficit for the years ended December 31, 1995 and 1994           F-48
   Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994                  F-49
   Notes to Consolidated Financial Statements                                                            F-50

AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
   Independent  Auditors'  Report                                                                        F-55
   Balance  Sheets as of September  30, 1996(unaudited)and
     December 31, 1995 and 1994                                                                          F-56
   Statements of Operations for the nine-month period ended September 30, 1996 (unaudited) and
     for the years ended December 31, 1995, 1994 and 1993                                                F-57
   Statements of Shareholders' Deficiency for the nine-month period ended September 30, 1996
     (unaudited) and for the years ended December 31, 1995, 1994 and 1993                                F-58
   Statements of Cash Flows for the nine-month period ended September 30, 1996 (unaudited) and
     for the years ended December 31, 1995, 1994 and 1993                                                F-59
   Notes to Financial Statements                                                                         F-60

TRIAX SOUTHEAST ASSOCIATES, L.P.
   Report of Independent  Public Accountants                                                             F-68
   Balance Sheets as of September 30,  1996  (unaudited)  and  December  31, 1995 and 1994               F-69
   Statements  of Operations for the nine-month period ended September 30, 1996 (unaudited) and
     for the years ended  December 31, 1995,  1994 and 1993                                              F-70
   Statements  of Partners'  Capital  for  the  nine-month  period  ended  September  30,  1996
     (unaudited)and for the years ended December 31, 1995, 1994 and 1993                                 F-71
   Statements of Cash Flows for the nine-month period ended September 30, 1996 (unaudited) and
     for the years ended December 31, 1995, 1994 and 1993                                                F-72
   Notes to Financial Statements                                                                         F-73


                          INDEPENDENT AUDITORS' REPORT



To the Partners of
FrontierVision Operating Partners, L.P.:

We have audited the accompanying consolidated balance sheets of FrontierVision Operating Partners, L.P. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and partners' capital for the year ended December 31, 1996 and the period from inception (April 17, 1995 -- see Note 1) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Operating Partners, L. P. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period from inception (April 17, 1995 - see Note 1) through December 31, 1995 in conformity with generally accepted accounting principles.





                                                         KPMG PEAT MARWICK LLP

Denver, Colorado
March 12, 1997

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                -------------------------
                                                                December 31,  December 31,
                                                                   1996           1995
                                                                 --------      --------

                                    ASSETS

Cash and cash equivalents                                        $  3,639         2,650
Accounts receivable, net of allowance for doubtful accounts
   of $322 and $40                                                  4,544           358
Other receivables                                                     846         1,667
Prepaid expenses and other                                          2,231           201
Investment in cable television systems, net:
   Property and equipment                                         199,461        42,917
   Franchise costs                                                248,055        50,270
   Covenants not to compete                                        12,650             -
   Subscriber lists                                                36,321        29,000
   Goodwill                                                        27,879         4,094
                                                                 --------      --------
      Total investment in cable television systems, net           524,366       126,281
                                                                 --------      --------
Deferred financing costs, net                                      13,042         2,853
Earnest money deposits                                                500         9,502
                                                                 --------      --------
      Total assets                                               $549,168       143,512
                                                                 ========      ========


                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                 $  1,994         1,606
Accrued liabilities                                                10,825         1,558
Subscriber prepayments and deposits                                 1,862           362
Accrued interest payable                                            6,290           420
Debt                                                              398,194        93,159
                                                                 --------      --------
     Total liabilities                                            419,165        97,105
                                                                 --------      --------
Partners' capital:
   FrontierVision Partners, L.P.                                  129,874        46,361
   FrontierVision Operating Partners, Inc.                            129            46
                                                                 --------      --------
      Total partners' capital                                     130,003       46,407
                                                                 --------      --------
Commitments


      Total liabilities and partners' capital                    $549,168       143,512
                                                                 ========      ========




          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  In Thousands




                                                  ------------------------------
                                                                     For the Period
                                                                     From Inception
                                             For the Year Ended     (April 17, 1995 --
                                                December 31,       see Note 1) through
                                                    1996            December 31, 1995

                                                  --------              --------
Revenue                                           $ 76,464                 4,369
Expenses:
    Operating expenses                              39,181                 2,311
    Corporate administrative expenses                2,930                   127
    Depreciation and amortization                   35,336                 2,308
    Pre-acquisition expenses                          --                     940
                                                  --------              --------
        Total expenses                              77,447                 5,686
                                                  --------              --------

Operating loss                                        (983)               (1,317)
Interest expense, net                              (22,422)               (1,386)
Other expense                                         (396)                 --
                                                  --------              --------
Net loss                                          $(23,801)               (2,703)
                                                  ========              ========
































          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands





                                              -------------------------------------------------
                                                                FrontierVision
                                           FrontierVision         Operating
                                            Partners, L.P.      Partners, Inc.
                                          (General Partner)    (Limited Partner)        Total
                                              ---------           ---------           ---------
Balance, at inception
      (April 17, 1995 -- see Note 1)          $    --                  --                  --
      Capital contributions                      49,061                  49              49,110
      Net loss                                   (2,700)                 (3)             (2,703)
                                              ---------           ---------           ---------
Balance, December 31, 1995                       46,361                  46              46,407
      Capital contributions                     107,289                 108             107,397
      Net loss                                  (23,776)                (25)            (23,801)
                                              ---------           ---------           ---------
Balance, December 31, 1996                    $ 129,874                 129             130,003
                                              =========           =========           =========





























          See accompanying notes to consolidated financial statements.

                          FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               In Thousands

                                                                          -----------------------------
                                                                                            For the Period
                                                                                             From Inception
                                                                          For the Year     (April 17, 1995 --
                                                                             Ended        see Note 1)through
                                                                          December 31,        December 31,
                                                                              1996                1995

                                                                          ---------           ---------
Cash Flows From Operating Activities:
  Net loss                                                                $ (23,801)             (2,703)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                         35,336               2,308
       Net loss on disposal of assets                                           388                --
       Amortization of deferred debt issuance costs                             999                  69
       Interest expense deferred and included in
           long-term debt                                                       924                   0
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                               (1,946)               (261)
           Receivable from seller                                             1,377                --
           Prepaid  expenses and other                                       (1,266)                 75
           Accounts  payable and accrued liabilities                          3,423               1,637
           Subscriber prepayments and deposits                               (2,393)                362
           Accrued interest payable                                           5,870                 420
                                                                          ---------           ---------
               Total adjustments                                             42,712               4,610
                                                                          ---------           ---------
               Net cash flows from operating activities                      18,911               1,907
                                                                          ---------           ---------
Cash Flows From Investing Activities:
  Capital expenditures                                                       (9,304)               (573)
  Cash paid for franchise costs                                              (2,009)               --
  Earnest money deposits                                                       (500)             (9,502)
  Proceeds from disposition of cable television systems                      15,065                --
  Cash paid in acquisitions of cable television systems                    (421,467)           (121,270)
                                                                          ---------           ---------
                Net cash flows from investing activities                   (418,215)           (131,345)
                                                                          ---------           ---------
Cash Flows From Financing Activities:
  Debt borrowings                                                           137,700              85,900
  Payments on debt borrowings                                               (33,600)               --
  Proceeds of issuance of Senior Subordinated Notes                         200,000                --
  Principal payments on capital lease obligations                               (16)               --
  Increase in deferred financing fees                                        (5,163)             (2,922)
  Offering costs related to Senior Subordinated Notes                        (6,025)               --
  Partner capital contributions                                             107,397              49,110
                                                                          ---------           ---------
                Net cash flows from financing activities                    400,293             132,088
                                                                          ---------           ---------

Net Increase in Cash and Cash Equivalents                                       989               2,650
Cash and Cash Equivalents, at beginning of period                             2,650                --
                                                                          ---------           ---------
Cash and Cash Equivalents, end of period                                  $   3,639               2,650
                                                                          =========           =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest:                                                 $  15,195                 957
                                                                          =========           =========







          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts in Thousands


(1)    THE COMPANY

ORGANIZATION AND CAPITALIZATION

FrontierVision Operating Partners, L.P. (the "Company") is a Delaware limited Partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. As of December 31, 1996, the Company owned and operated cable television systems in three primary operating regions - Ohio, Kentucky and New England - with a fourth, smaller group of cable television systems in the Southeast. The Company was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware Company. FVOP Inc. is a wholly owned subsidiary of FVP. During the period from January 1, 1996 to December 31, 1996 the Company received additional capital contributions of approximately $107,397 from its partners. FVP allocates certain administrative expenses to FVOP which are included as capital contributions from its partners. Such expense allocations were approximately $735 and $1,228 for the periods ended December 31, 1996 and 1995, respectively.

FrontierVision Capital Corporation (Capital), a Delaware Corporation, is a wholly owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of the 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations.

ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

Generally, the Company's Partnership agreement provides that profits, losses and distributions will be allocated to the general partner and the limited partner pro rata based on capital contributions.

PRE-ACQUISITION EXPENSES

The Company had no substantive operations of its own until the date of the acquisitions described in Note 3. However, FVP, which was formed on April 17, 1995, incurred certain general and administrative costs deemed attributable to FVOP prior to the Company's legal formation. Such expenditures have been reflected in the accompanying financial statements as pre-acquisition expenses as if the Company had incurred those costs directly. In addition, the accompanying balance sheet as of December 31, 1995 and 1996 reflects earnest money deposits paid by FVP on behalf of the Company related to planned acquisitions (see Note 3). All such amounts have been reflected as capital contributions in the accompanying financial statements.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

For purposes of the financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property  and  equipment   are  stated  at  cost  and  include  the   following:
distribution   facilities,   support   equipment  and  leasehold   improvements.
Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are charged to expense when incurred. The Company capitalized direct labor and overhead related to installation activities of approximately $1,577 and $39 for the periods ended December 31, 1996 and 1995.

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                                          -------------------------------------
                                         December 31,      December 31,
                                             1996             1995        Life
                                          ---------          ------      -------
Property and equipment                    $ 217,148          43,906      8 years
Less - Accumulated depreciation             (17,687)           (989)
                                          ---------          ------
                                          $ 199,461          42,917
                                          =========          ======

FRANCHISE COSTS, COVENANTS NOT TO COMPETE, SUBSCRIBER LISTS AND GOODWILL

Franchise costs, covenants not to compete, subscriber lists and goodwill result from the application of the purchase method of accounting to business combinations. Amounts are being amortized using the straight-line method over the following periods, which for franchise costs consider the Company's ability to renew existing franchise agreements:

                                     -----------------------------------------
                                    December 31,      December 31,
                                        1996             1995         Life
                                     ---------           -----        ----
Franchise costs                      $ 258,453          50,834       15 years
Less - Accumulated amortization        (10,398)           (564)
                                     ---------           -----
                                     $ 248,055           50,270
                                     =========           =====


Covenants not to compete             $  14,934              --       5 years
Less - Accumulated amortization         (2,284)             --
                                     ---------           -----
                                    $  12,650               --
                                     =========           =====


Subscriber lists                     $  41,777          29,707       7 years
Less - Accumulated amortization         (5,456)           (707)
                                     ---------           -----
                                     $  36,321          29,000
                                     =========           =====

Goodwill                             $  28,845           4,140       15 years
Less - Accumulated amortization           (966)            (46)
                                     ---------           -----
                                     $  27,879           4,094
                                     =========           =====

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized using the straight line method over the life of the loans:

                                      ---------------------------------------
                                      December 31,   December 31,
                                         1996           1995          Life
                                      --------          -----         ----
Deferred financing costs              $ 14,110          2,922       1-9 years
Less -- Accumulated amortization        (1,068)           (69)
                                      --------          -----
                                      $ 13,042          2,853
                                      ========          =====

REVENUE RECOGNITION

Revenue is recognized in the period in which the related services are provided to the subscribers.

INCOME TAXES

No provision has been made for federal, state or local income taxes related to the Company because they are the responsibility of the individual partners. The principal difference between results reported for financial reporting purposes and for income tax purposes results from differences in depreciable lives and amortization methods utilized for tangible and intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the principles of this statement on January 1, 1996. The provisions of SFAS 121 did not have an effect on the Company's reported results of operations or financial condition through December 31, 1996.

RECLASSIFICATION

Certain  amounts  have  been  reclassified  for  comparability   with  the  1996
presentation.

(3)      ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

The Company has completed several acquisitions from its inception through December 1996. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(3)      ACQUISITIONS AND DISPOSITIONS (continued)

On November 9, 1995, the Company purchased certain cable television system assets, primarily in Maine and Ohio, from United Video Cablevision, Inc. ("UVC") for a purchase price of approximately $121,800, excluding working capital.

On November 21, 1995, the Company acquired certain cable television assets located in Maine from Longfellow Cable Company, Inc. and two of its affiliates for a purchase price of approximately $6,100, excluding working capital.

On February 1, 1996, the Company acquired certain cable television assets, primarily in Virginia and Tennessee, from C4 Media Cable Southeast L.P. ("C4"), for a purchase price of approximately $47,600 (subject to adjustment), excluding working capital. As of December 31, 1995, the Company had advanced $2,502 as an earnest money deposit related to this transaction.

On April 9, 1996, the Company acquired certain cable television system assets, primarily in Ohio, from affiliates of Cox Communications, Inc. ("Cox") for a purchase price of approximately $135,900, excluding working capital. As of December 31, 1995, the Company had advanced $7,000 as an earnest money deposit related to this transaction.

On October 7, 1996, the Company acquired certain cable television assets, primarily in Kentucky and Ohio, from Triax Southeast Associates, L.P. ("Triax"), for purchase price of approximately $85,900 (subject to adjustment), excluding working capital.

On October 9, 1996, the Company acquired certain cable television assets, primarily in Kentucky and Indiana, from American Cable Entertainment of Kentucky-Indiana, Inc. ("ACE") for a purchase price of approximately $147,400, excluding working capital.

During 1996, in addition to the transactions mentioned above, the Company acquired certain cable television assets, located in Maine, New Hampshire, Ohio, Pennsylvania, and Maryland for a purchase price of approximately $21,300, excluding working capital.

The combined purchase price of these acquisitions have been allocated to the acquired assets and liabilities as follows:

                                                  ---------------------------
                                                     1996            1995
                                                 Acquisitions     Acquisitions
                                                   ---------       ---------
Property, plant and equipment                      $ 169,240          43,333
Franchise Costs                                      215,329          50,748
Subscriber Lists                                      12,070          29,707
Covenant not to compete                               16,041            --
Goodwill                                              25,396           4,140
                                                   ---------       ---------
  Subtotal                                           438,076         127,928
                                                   ---------       ---------
Net working capital (deficit)                         (7,107)            542
Less - Earnest money deposits applied                 (9,502)
Less - Subordinated promissory note to seller           --            (7,200)
                                                   ---------       ---------
  Total cash paid for acquisitions                 $ 421,467         121,270
                                                   =========       =========

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(3)      ACQUISITIONS AND DISPOSITIONS (continued)

The Company has reported the operating results of its acquired cable systems and disposed cable systems from the date of their respective acquisition and has reported the operating results of its disposed cable systems up to the respective disposal date. Unaudited pro forma summarized operating results of the Company, assuming the UVC, C4, Cox, Triax and ACE acquisitions had been consummated on January 1, 1995, are as follows:


                                                                 Twelve Months Ended December 31, 1996
                                                              -------------------------------- -------
                                                             Historical                       Pro Forma
                                                              Results        Acquisitions (a)  Results
                                                              --------         -------         -------
Revenue                                                       $ 76,464          44,627         121,091
Operating, selling, general and administrative expenses        (42,111)        (23,412)        (65,523)
Depreciation and amortization                                  (35,336)        (22,207)        (57,543)
                                                              --------         -------         -------
Operating income (loss)                                           (983)           (992)         (1,975)
Interest and other expenses                                    (22,818)        (20,769)        (43,587)
                                                              --------         -------         -------
Net loss                                                      $(23,801)        (21,761)        (45,562)
                                                              ========         =======         =======


                                                                Twelve Months Ended December 31, 1995
                                                              ----------------------------------------
                                                                                              Pro Forma
                                                              Results        Acquisitions (a)  Results
                                                              --------         -------         -------
Revenue                                                       $  4,369         106,204         110,573
Operating, selling, general and administrative expenses         (2,438)        (60,100)        (62,538)
Depreciation and amortization                                   (2,308)        (55,213)        (57,521)
Pre-acquisition expenses                                          (940)           --              (940)
                                                              --------         -------         -------
Operating income (loss)                                         (1,317)         (9,109)        (10,426)
Interest and other expenses                                     (1,386)        (39,001)        (40,387)
                                                              --------        --------
Net loss                                                      $ (2,703)        (48,110)        (50,813)
                                                              ========         =======         =======

(a) Represents acquistions consummated on or before December 31, 1996 (UVC, C4, Cox, Triax and ACE).

The pro forma financial information presented above is not necessarily indicative of the operating results that would have occurred had the UVC, C4, Cox, Triax and ACE acquisitions actually been consummated on January 1, 1995. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions or dispositions of cable systems because these transactions were not material on an individual or aggregated basis.

DISPOSITIONS

The Company has completed two dispositions from its inception through December 1996.

On July 24, 1996, the Company sold certain cable television system assets located primarily in Chatsworth, Georgia to an affiliate of Helicon Partners for an aggregate sales price of approximately $7,900.

On September 30, 1996, the Company sold certain cable television system assets located in Virginia to Shenandoah Cable Television Company, an affiliate of Shenandoah Telephone Company, for an aggregate sales price of approximately $7,100.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(4)    DEBT

The Company's debt was comprised of the following:

                                                                                 -----------------------
                                                                               December 31,    December 31,
                                                                                   1996           1995
                                                                                 --------       --------
Bank Credit Facility (a) --
  Revolving credit loan, due June 30, 2004,  interest based
     on various  floating rate options (8.69% weighted  average on $50,000 and 8.50% weighted average on $5,900 at December 31, 1995),
     payable monthly                                                             $   --           55,900
  Term loans, due June 30, 2004, interest based on various
     floating rate options(8.6% and 8.69% weighted average at
     December 31, 1996 and 1995, respectively), payable monthly                   190,000         30,000
11% Senior Subordinated Notes due 2006 (b)                                        200,000           --
Subordinated promissory notes to UVC, due December 31,
    2004, with interest as described below (c)                                      8,124          7,200
Capital lease obligations, monthly payments of $3, including average
  interest at 9.1%, due November 1998 and May 1999                                     70             59
                                                                                 --------       --------
Total debt                                                                       $398,194         93,159
                                                                                 ========       ========

(a)      Bank Credit Facility.

As of December 31, 1995, the Company had entered into a credit agreement (the "Senior Credit Facility") with a maximum availability of $130,000 of which $30,000 was available in term loans and $100,000 was available as a revolving line of credit. The Company had drawn $30,000 in term loans and $55,900 under the revolver as of December 31, 1995. On April 9, 1996, the Company entered into an Amended and Restated Credit Facility increasing the available Senior Debt by $135,000, for a total availability of $265,000. Under the Amended and Restated Credit Facility, the Company has $100,000 available under the Facility A Term Loan, $75,000 available under the Revolving Credit Loan and $90,000 available under the Facility B Term Loan. The Facility A Term Loan and the Revolving Credit Loan both mature on June 30, 2004. Escalating principal payments are due quarterly beginning September 30, 1998 under the Facility A Term Loan with quarterly principal reductions of the Revolving Credit Loan also beginning September 30, 1998. The Facility B Term Loan matures June 30, 2005 with 91% of the principal being repaid in the last four quarters of the term of the facility. On September 30, 1996, the Company amended the Amended and Restated Credit Facility primarily to allow for the issuance of the 11% Senior Subordinated Notes (the "Notes").

         Under the terms of the Amended and Restated Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ended December 31, 1998, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the credit agreement. The Company also pays commitment fees of 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under the bank credit facility.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(4)    DEBT (continued)

         The Amended and Restated Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio, fixed charges ratio, and capital expenditures. In addition, the Senior Credit Facility has restrictions on certain Partnership distributions. As of December 31, 1996, the Company was in compliance with the financial covenants of the Amended and Restated Credit Facility.

         All partnership interests in the Company and all assets of the Company and its subsidiaries are pledged as collateral for the Senior Credit Facility.

         In order to convert certain of the interests payable at variable rates under the Amended and Restated Credit Facility, to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the agreement. Through the year ended December 31, 1996, the Company had recognized an increase in interest expense of approximately $195 as a result of these interest rate swap agreements.

(b)      Senior Subordinated Notes

         On October 7, 1996, the Company issued, pursuant to a public offering (the "Offering"), $200,000 aggregate principal amount of the Notes. Net proceeds from the Offering of $192,500, after costs of approximately $7,500, were available to the Company on October 7, 1996.

         In connection with the anticipated issuance of the Notes, the Partnership entered into deferred interest rate setting agreements to reduce the Partnership's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements amounting to $1,390 will be recognized as a component of interest expense over the term of the Notes.

         The  Notes  are  unsecured  subordinated  obligations  of  the  Company
         (co-issued by FrontierVision Capital Corporation) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

         The Subordinated Note Indenture (the "Indenture") also requires the Company to maintain compliance with covenants relating to total indebtedness. In addition, the Indenture has certain restrictions on distributions, mergers, asset sales and changes in control of the Company. As of December 31, 1996, the Company was in compliance with the financial covenants of the Indenture.

(c)      Subordinated Promissory Note to UVC

         The subordinated promissory note to UVC bears interest at 9% for the first three years. At the end of each subsequent year, the annual interest rate increases 2% per year. Under the terms of the subordinated promissory note, the Company may issue additional subordinated promissory notes rather than making cash interest payments. In this event, the subordinated promissory note bears interest equal to the annual interest of the original promissory note plus 2.5% for the first three

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(4)    DEBT (continued)

         years and 3% for each of the subsequent years. Further, in the event the Company's leverage ratio exceeds certain specified amounts, the interest rate also increases by 2%. Under the terms of the subordinated promissory note, the Company can prepay the balance at any time.

The debt of the Company matures as follows:

                Year ended December 31 --
                1997                        $     33
                1998                           3,709
                1999                           9,353
                2000                          13,350
                2001                          17,350
                Thereafter                   354,399
                                            --------
                                            $398,194

(5)      INCOME TAXES

Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. Taxable losses reported to the partners are different from those reported in the accompanying statements of operations due primarily to differences in depreciation and amortization methods and estimated useful lives under regulations prescribed by the Internal Revenue Service.

A reconciliation between the net loss reported for financial reporting purposes and the net loss reported for federal income tax purposes is as follows:

                                                                            ------------------------
                                                                              1996            1995
                                                                            --------        --------
Net loss for financial reporting purposes                                   $(23,801)       $ (2,703)
Excess depreciation and amortization recorded for income tax purposes        (15,647)           (192)
Other temporary differences                                                      326             186
                                                                            --------        --------
Net loss for federal income tax purposes                                    $(39,122)       $ (2,709)
                                                                            ========        ========

(6)     FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair value due to the nature and length of maturity of the investments.

The estimated fair value of the Company's debt instruments is based on the borrowing rates that approximate existing rates at December 31, 1996; therefore, there is no material difference in the fair market value and the carrying value of such debt instruments.

(7)    COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the year ended December 31, 1996 and for the period from inception (April 17, 1995) to December 31, 1995 was $2,365 and $194, respectively.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(7)    COMMITMENTS AND CONTINGENCIES (continued)

Estimated future noncancelable lease payments under such lease obligations subsequent to December 31, 1996 are as follows:

                        Year ended December 31 --
                        1997                    $  480
                        1998                       344
                        1999                       260
                        2000                       170
                        2001                       131
                        Thereafter                 288
                                                ------
                                                $1,673
                                                ======

In October 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission ("FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services which allowed cable operators to justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and to the FCC in response to complaints on rates for cable programming services.

On February 22, 1994, the FCC issued further regulations which modified the FCC's previous benchmark approach, adopted interim rules to govern cost of service proceedings initiated by cable operators, and lifted the stay of rate regulations for small cable systems, which were defined as all systems serving 1,000 or fewer subscribers.

On November 10, 1994, the FCC adopted "going forward" rules that provided cable operators with the ability to offer new product tiers priced as operators elect, provided certain limited conditions are met, permit cable operators to add new channels at reasonable prices to existing cable programming service tiers, and created an additional option pursuant to which small cable operators may add channels to cable programming service tiers.

In May 1995, the FCC adopted small company rules that provided small systems regulatory relief by implementing an abbreviated cost of service rate calculation method. Using this methodology, for small systems seeking to establish monthly rates no higher than $1.24 per subscriber per channel, the rates are deemed to be reasonable.

As a result of such actions, The Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or if the appropriate franchise authority has certified the system. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              Amounts in Thousands

(7)    COMMITMENTS AND CONTINGENCIES (continued)

The Company's agreements with franchise authorities require the payment of annual fees which approximate 5% of system franchise revenue. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended period of up to fifteen years.

(8)      SUBSEQUENT EVENTS (unaudited)

On March 11, 1997, FVP called an additional $15,000 of the equity offering commitment. As of March 26, 1997 substantially all of this capital call had been received by FVP.

On December 18, 1996, the Company entered into an asset purchase agreement with Bluegrass Cable Partners, Limited Partnership, to acquire certain cable television assets, primarily in Northern Kentucky for a cash purchase price of $9,900. As of December 31, 1996, the Company had advanced $500 as an earnest money deposit related to this transaction. On March 20, 1997, the acquisition was consummated.

Subsequent to December 31, 1996, the Company entered into letters of intent or asset purchase agreements to acquire certain cable television systems, primarily located in Ohio and Kentucky, in seven separate transactions, for aggregate consideration of approximately $54.8 million. The transactions are expected to close by the third quarter of 1997.

                          INDEPENDENT AUDITORS' REPORT


To The Shareholder of
FrontierVision Capital Corporation:

We have audited the accompanying balance sheets of FrontierVision Capital Corporation as of December 31, 1996 and July 26, 1996 (inception) and the related statements of operations, cash flows and owner's equity for the period from July 26, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Capital Corporation as of December 31, 1996 and July 26, 1996 (inception) and the results of its operations and its cash flows for the period from July 26 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.
                                                  KPMG PEAT MARWICK LLP


Denver, Colorado
March 12, 1997

                       FRONTIERVISION CAPITAL CORPORATION
                                  BALANCE SHEET


                                                                                    ------------------
                                                                                December 31,    July 26,
                                                                                    1996    1996 (inception)
                                                                                    -----        -----
                                ASSETS

Cash                                                                                $ 188           --
                                                                                    -----        -----

Receivable from affiliate for issuance of common stock - collected subsequent
     to balance sheet date                                                             --          100
                                                                                    -----        -----
            Total assets                                                            $ 188          100
                                                                                    =====        =====


                        LIABILITIES AND OWNER'S EQUITY

Payable to FVOP                                                                     $ 100           --

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding
                                                                                        1            1
      Additional paid-in capital                                                       99           99
      Retained deficit                                                                (12)          --
                                                                                    -----        -----
          Total owner's equity                                                         88          100
                                                                                    -----        -----
          Total liabilities and owner's equity                                      $ 188          100
                                                                                    =====        =====






















                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS



                                        -------------
                                        For the period
                                         from July 26,
                                       1996 (inception)
                                           through
                                         December 31,
                                            1996
                                          --------

Revenue                                      $ --

General and administrative expenses
                                               12
                                             ----
   Net loss                                  $(12)
                                             ====

































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                               ----------------------------------------------------
                                               Common      Additional       Retained      Total owner's
                                               stock     paid-in capital     deficit         equity
                                               -----          -----           -----           -----
Balance, at July 26, 1996 (inception)          $              $  --           $  --           $  --
       Issuance of Common Stock                    1             99              --             100
       Net loss                                   --             --             (12)            (12)
                                               -----          -----           -----           -----
Balance, December 31, 1996                     $   1          $  99           $ (12)          $  88
                                               =====          =====           =====           =====








































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS



                                                                   -------------
                                                                  For the period
                                                                   from July 26,
                                                                    1996 through
                                                                    December 31,
                                                                       1996
                                                                          -----
Cash flows from operating activities:
      Net loss                                                            $ (12)
      Decrease in receivable from affiliate                                 100
                                                                          -----
      Net cash flows used in operating activities                            88
                                                                          -----
Cash flows from investing activities                                        --
                                                                          -----
Cash flows from financing activities:
      Advance from FVOP                                                     100
                                                                          -----
      Net cash flows from financing activities                              100
                                                                          -----
Net increase in cash and cash equivalents                                   188
Cash and cash equivalents, at beginning of period                          --
                                                                          -----
Cash and cash equivalents, at end of period                               $ 188
                                                                          =====






























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                        NOTE TO THE FINANCIAL STATEMENTS

FrontierVision Capital Corporation, a Delaware corporation, is a wholly owned subsidiary of FrontierVision Operating Partners, L.P. (FVOP), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200 million aggregate principal amount of the 11% Senior Subordinated Notes. FrontierVision Capital Corporation has nominal assets and does not have any material operations.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of United Video Cablevision, Inc.:

     We have audited the accompanying divisional balance sheet of United Video Cablevision, Inc. -- Maine and Ohio Divisions as of November 8, 1995 and December 31, 1994, and the related statements of divisional operations, cash flows and equity for the period of January 1, 1995 through November 8, 1995, and for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Divisions' management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the divisional financial position of United Video Cablevision, Inc. -- Maine and Ohio Divisions as of November 8, 1995 and
December 31, 1994, and the results of its divisional operations and its cash flows for the period ending November 8, 1995, and the years ending December 31, 1994 and 1993 in conformity with generally accepted accounting principles.


                                             PIAKER & LYONS, P.C.

May 7, 1996
Vestal, NY

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
                            DIVISIONAL BALANCE SHEETS


                                                    ------------    ------------
                                                     November 8,    December 31,
                                                       1995             1994
                                                    ------------    ------------
                                     ASSETS
Current Assets
   Cash and Cash Equivalents                         $     75,100  $     35,461
Accounts Receivable (1)
   Accounts Receivable, Trade                             143,673       206,576
   Accounts Receivable, Other                              25,980        31,034
    Less: Allowance for Doubtful Accounts                 (53,994)      (34,928)
                                                     ------------  ------------
Net Accounts Receivable                                   115,659       202,682
                                                     ------------  ------------
    Prepaid Expenses                                      165,080       108,045
                                                     ------------  ------------
Total Current Assets                                      355,839       346,188
                                                     ------------  ------------
Property, Plant and Equipment-- At Cost
    Land                                                   61,556        61,223
    Buildings and Improvements                          1,586,150     1,570,888
    Vehicles                                            2,608,730     2,628,936
    Cable Television Distribution Systems              85,010,454    83,296,885
    Office Furniture, Tools and Equipment               1,386,288     1,363,828
    Less: Accumulated Depreciation (1)                (68,243,467)  (59,163,656)
                                                     ------------  ------------
Net Property, Plant and Equipment                      22,409,711    29,758,104
                                                     ------------  ------------
Intangible Assets
    Franchise Rights                                    1,994,336     1,984,349
    Non Compete Agreements                                 71,753        71,753
    Other Intangible Assets                             1,943,836     1,943,836
    Less: Accumulated Amortization (1)                 (2,930,019)   (2,550,708)
                                                     ------------  ------------
Net Intangible Assets                                   1,079,906     1,449,230
                                                     ------------  ------------
Total Assets                                         $ 23,845,456  $ 31,553,522
                                                     ============  ============

                LIABILITIES AND DIVISIONAL EQUITY
Liabilities
    Accounts Payable                                 $       --    $    684,264
    Subscriber Deposits and Unearned Income               341,263       401,606
    Accrued Franchise Fees                                424,312       469,578
    Accrued Programming Fees                              686,599       513,151
    Other Accrued Expenses                              1,596,134     1,154,024
                                                     ------------  ------------
Total Current Liabilities                               3,048,308     3,222,623
                                                     ------------  ------------

Divisional Equity                                      20,797,148    28,330,899
                                                     ------------  ------------
TOTAL LIABILITIES AND DIVISIONAL EQUITY              $ 23,845,456  $ 31,553,522
                                                     ============  ============









         See the accompanying notes to divisional financial statements.

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
                       STATEMENTS OF DIVISIONAL OPERATIONS



                                       ------------  ------------  ------------
                                       Period from
                                        January 1,
                                           1995         For the       For the
                                         through      Year Ended     Year Ended
                                        November 8,   December 31,  December 31,
                                           1995          1994           1993
                                       ------------  ------------  ------------
Revenues (1)                           $ 25,417,064  $ 27,964,550  $ 27,917,090
Operating Expenses
   Programming                            5,350,664     5,717,160     5,361,127
   Plant and Operation                    3,741,207     4,185,894     3,902,847
   General and Administrative             3,754,474     4,415,919     4,628,442
   Marketing and Advertising                276,712       248,572       409,890
   Corporate Overhead (3)                 1,270,072     1,327,127     1,470,702
   Depreciation and Amortization (1)      9,625,116    11,225,978     9,960,536
                                       ------------  ------------  ------------
Total Expenses                           24,018,245    27,120,650    25,733,544
                                       ------------  ------------  ------------
Operating Income                          1,398,819       843,900     2,183,546
                                       ------------  ------------  ------------
Other (Income) Expense
   Interest Expense (1)                   4,086,738     4,892,250     4,960,032
   Gain on Sale of Fixed Assets             (25,034)      (33,835)      (33,810)
                                       ------------  ------------  ------------
Total Other (Income) Expense              4,061,704     4,858,415     4,926,222
                                       ------------  ------------  ------------
Net Loss                               $ (2,662,885) $ (4,014,515) $ (2,742,676)
                                       ============  ============  ============



























         See the accompanying notes to divisional financial statements.

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
                         STATEMENTS OF DIVISIONAL EQUITY



                                    ------------    ------------    ------------
                                        1995            1994            1993
                                    ------------    ------------    ------------

Balance, January 1,                $ 28,330,899    $ 32,700,089    $ 37,526,944
     Net Loss                        (2,662,885)     (4,014,515)     (2,742,676)
     Payments to Corporate
      Division, Net                  (4,870,866)       (354,675)     (2,084,179)
                                   ------------    ------------    ------------
Balance, November 8, 1995          $ 20,797,148
                                   ============
Balance, December 31,                              $ 28,330,899    $ 32,700,089
                                                   ============    ============









































         See the accompanying notes to divisional financial statements.

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
                       STATEMENTS OF DIVISIONAL CASH FLOWS


                                                  Period from
                                                   January 1,
                                                      1995         For the       For the
                                                   through       Year Ended   Year Ended
                                                  November 8,    December 31, December 31,
                                                      1995          1994          1993
                                                   ----------   -----------    ----------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities
  Net Loss                                        $(2,662,885)  $(4,014,515)  $(2,742,676)
                                                   ----------   -----------    ----------
Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
   Depreciation                                     9,245,805    10,771,263     9,497,062
   Amortization of Intangibles                        379,311       454,715       463,474
   Allowance for Doubtful Accounts                     19,066         6,124        (3,077)
   Gain on Sale of Assets                             (25,034)      (33,835)      (33,810)
Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisition of Corporate
    Entities:
    Accounts Receivable and Other Receivables          67,957      (132,182)      122,248
    Prepaid Expenses                                  (57,035)       13,897      (158,603)
    Accounts Payable and Accrued Expenses            (113,972)     (846,244)      (52,046)
    Subscriber Deposits and Unearned Income           (60,343)      (45,895)      (72,253)
                                                   ----------   -----------    ----------
Total Adjustments                                   9,455,755    10,187,843     9,762,995
                                                   ----------   -----------    ----------
Net Cash Provided by Operating Activities           6,792,870     6,173,328     7,020,319
                                                   ----------   -----------    ----------
Investing Activities
   Purchase of Property, Plant and Equipment       (2,037,144)   (5,712,592)   (5,024,998)
   Acquisition of Intangible Assets                    (9,987)     (216,154)       (1,928)
   Proceeds from Sale of Assets                       164,766        41,789        37,660
                                                   ----------   -----------    ----------
Net Cash Used in Investing Activities              (1,882,365)   (5,886,957)   (4,989,266)
                                                   ----------   -----------    ----------
   Payments to Corporate Division, Net             (4,870,866)     (354,675)   (2,084,179)
                                                   ----------   -----------    ----------
Net Increase (Decrease) in Cash Equivalents            39,639       (68,304)      (53,126)
   Cash and Cash Equivalents at Beginning of
     Period                                            35,461       103,765       156,891
                                                   ----------   -----------    ----------
Cash and Cash Equivalents at End of Period         $   75,100   $    35,461    $  103,765
                                                   ==========   ===========    ==========
Supplemental Disclosures of Cash Flow
   Information:
   Interest Paid                                 $  4,086,738  $  4,892,250  $  4,960,032
   Income Taxes Paid                                     --            --            --

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the statement of cash flows, the Divisions consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.








         See the accompanying notes to divisional financial statements.

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
                    NOTES TO DIVISIONAL FINANCIAL STATEMENTS
                                November 8, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING, POLICIES

BUSINESS ACTIVITY

The accompanying divisional financial statements include the Maine and Ohio Divisions of United Video Cablevision, Inc. (the "Divisions"). The Divisions are engaged in providing cable television programming services to subscribers in their franchised areas. The Corporate division allocates debt to the operating divisions based upon the respective acquisition and construction costs relative to the debt incurred. Accordingly, interest has been allocated to the operating divisions by the Corporate division in the same manner. For the purpose of the divisional financial statements, debt has been reflected as division equity in the accompanying financial statements under the terms of the agreement with FrontierVision Operating Partners, L.P., as no such debt will be assumed.

CONCENTRATIONS OF CREDIT RISK

The Divisions' trade receivables are comprised of amounts due from subscribers in varying regions throughout the states. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Divisions' customer base and geographic dispersion.

REVENUE RECOGNITION

The Divisions recognize service revenues on the accrual basis in the month in which the service is to be provided. Payments received in advance are included in deferred revenue until the month they become due at which time they are recognized as income.

CAPITALIZATION AND DEPRECIATION

In accordance with Statement No. #51 of the Financial Accounting Standards Board, the Divisions have adopted the policy of capitalizing certain expenses applicable to the construction and operating of a cable television system during the period while the cable television system is partially under construction and partially in service. For the period ended November 8, 1995, the total capitalized costs amounted to $314,347. During 1994 and 1993, the total capitalized costs amounted to $244,276 and $300,429, respectively.

The Divisions, for financial reporting purposes, provide depreciation on the straight-line method, which is considered adequate for the recovery of the cost of the properties over their estimated useful lives. For income tax purposes, however, the Divisions utilize both accelerated methods and the accelerated cost recovery system. For the period ended November 8, 1995, the provision for depreciation in the accompanying statements of operations amounted to $9,245,805. For the years ended December 31, 1994 and 1993, the provision amounted to $10,771,263 and $9,497,062, respectively.

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
              NOTES TO DIVISIONAL FINANCIAL STATEMENTS (continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING, POLICIES (continued)

Depreciation lives for financial statement purposes are as follows:

Headend Equipment
   Tower                                                               12 Years
   Antennae                                                             7 Years
   Other Headend Equipment                                              8 Years
Trunk and Distribution Equipment
   Traps, Descramblers, Converters, Decoders                            5 Years
   Other Trunk and Distribution Equipment                               8 Years
Test Equipment                                                          5 Years
Local Origination Equipment                                             8 Years
Vehicles                                                                3 Years
Furniture and Fixtures                                                 10 Years
Leasehold Improvements                                                  8 Years
Computer and EDP Equipment                                              5 Years

AMORTIZATION

The Divisions are amortizing various intangible assets acquired and incurred on a straight-line basis, generally from 5 to 40 years. For the period ended November 8, 1995, the provision for amortization in the accompanying statements of operations amounted to $379,311. For the years ended December 31, 1994 and 1993, the provision amounted to $454,715 and $463,474, respectively.

INCOME TAXES

The Divisions are a part of United Video Cablevision, Inc. which has elected to be taxed as a small business corporation under "Sub-Chapter S" of the Internal Revenue Code effective January 1, 1987, wherein the stockholders of United Video Cablevision, Inc. are taxed on any earnings or losses of the Company.

BAD DEBTS

The Divisions have adopted the reserve method for recognizing bad debts for financial statement purposes and continue to utilize the direct write-off method for tax purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

(2) COMMITMENTS

The Divisions were committed to annual pole rentals of approximately $823,000 at November 8, 1995 and $830,000 and $832,000 at December 31, 1994 and 1993,
respectively, to various utilities. These agreements are subject to termination rights by both parties.

                         UNITED VIDEO CABLEVISION, INC.
                            MAINE AND OHIO DIVISIONS
              NOTES TO DIVISIONAL FINANCIAL STATEMENTS (continued)

(2) COMMITMENTS (continued)

The Divisions lease in various systems the land upon which their towers and antennae are constructed. The annual rental payments under these leases amounted to approximately $37,000 at November 8, 1995, approximately $37,000 at December 31, 1994 and approximately $46,000 at December 31, 1993.

(3) MANAGEMENT AGREEMENT WITH RELATED PARTY

The Divisions are being provided with certain management and technical services by a related party by means of a management agreement. For the period ended November 8, 1995, the allocated billings amounted to $1,270,072, and for the years ended December 31, 1994 and 1993, billings amounted to $1,327,127 and $1,470,702, respectively.

(4) SALE OF DIVISIONS

On November 9, 1995, United Video Cablevision, Inc. consummated an agreement by which it sold substantially all of the net assets and associated current liabilities in its Maine and Ohio franchise areas (the Divisions) for approximately $120,500,000. Upon the completion of the transaction, United Video Cablevision, Inc. realized a gain of approximately $100,000,000.

                          INDEPENDENT AUDITORS' REPORT

Cox Communications, Inc.:

We have audited the accompanying combined statements of net assets of the combined operations of Cox Communications, Inc.'s ("CCI") cable television systems serving 57 communities in Ashland, Kentucky and Defiance, Ohio (collectively referred to as the "Ashland and Defiance Clusters" or "Successor") whose assets and certain liabilities were acquired by FrontierVision Operating Partners, L.P. on April 9, 1996, as of December 31, 1994 ("Predecessor") and 1995 ("Successor"), and the related combined statements of operations, changes in net assets, and cash flows for the years ended December 31, 1993 and 1994 (Predecessor), for the one-month period ended January 31, 1995 (Predecessor), and for the eleven-month period ended December 31, 1995 (Successor). These financial statements are the responsibility of the Ashland and Defiance Clusters' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Ashland and Defiance Clusters at December 31, 1994 (Predecessor) and 1995 (Successor), and the combined results of its operations and its cash flows for years ended December 31, 1993 and 1994 (Predecessor), for the one-month period ended January 31, 1995 (Predecessor), and for the eleven-month period ended December 31, 1995 (Successor), in conformity with generally accepted accounting principles.

As discussed in Note 1, effective February 1, 1995, CCI acquired the Ashland and Defiance Clusters in connection with the acquisition of Times Mirror Cable Television, Inc.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 10, 1996

                          ASHLAND AND DEFIANCE CLUSTERS
                        COMBINED STATEMENTS OF NET ASSETS
                                  In Thousands


                                                                   --------------------
                                                                  Successor   Predecessor
                                                                December 31,  December 31,
                                                                     1995        1994
                                                                   --------    --------
                                     ASSETS
     Cash                                                                      $    188
     Accounts Receivable-- Less allowance for doubtful accounts
     of $43 and $37                                                $  1,784       1,563
     Amounts Due From Affiliate                                       5,848
     Intercompany Income Taxes Receivable                             1,182
     Net Plant and Equipment                                         25,621      18,096
     Intangible Assets                                              110,796      51,210
     Other Assets                                                     1,149         580
                                                                   --------    --------
                                                                   $146,380    $ 71,637
                                                                   ========    ========

                           LIABILITIES AND NET ASSETS
     Accounts Payable                                                 $ 580       $ 692
     Accrued Expenses                                                   966         915
     Intercompany Income Taxes Payable                                            2,160
     Deferred Income                                                  1,355       1,142
     Deferred Income Taxes                                            7,644       3,147
     Other Liabilities                                                  146          99
     Amounts Due to Affiliate                                                    52,317
                                                                   --------    --------
      Total liabilities                                              10,691      60,472
NET ASSETS                                                          135,689      11,165
                                                                   --------    --------
                                                                   $146,380    $ 71,637
                                                                   ========    ========
























                   See notes to combined financial statements.

                          ASHLAND AND DEFIANCE CLUSTERS
                        COMBINED STATEMENTS OF OPERATIONS
                                  In Thousands


                                           -----------------------------------------------
                                           Successor              Predecessor
                                           --------     ----------------------------------
                                         Eleven Months  One Month
                                             Ended        Ended           Year Ended
                                          December 31,  January 31,       December 31,
                                                                     ---------------------
                                              1995         1995         1994        1993
                                           --------     --------     --------     --------
REVENUES                                   $ 24,628     $  2,096     $ 25,235     $ 24,679
Costs and Expenses
Operating                                     8,035          689        7,188        6,773
   Selling, general, and administrative       4,919          503        5,507        5,398
   Depreciation                               5,480          214        3,293        3,413
   Amortization                               2,727          128        1,830        2,129
                                           --------     --------     --------     --------
    Total costs and expenses                 21,161        1,534       17,818       17,713
                                           --------     --------     --------     --------
Operating Income                              3,467          562        7,417        6,966
Interest Income-- Net                                         79          434          133
Other-- Net                                     (29)                       (3)          (4)
                                           --------     --------     --------     --------
Income Before Income Taxes                    3,438          641        7,848        7,095
Income Taxes                                  3,749          248        3,982        3,559
                                           --------     --------     --------     --------
NET INCOME (LOSS)                          $   (311)    $    393     $  3,866     $  3,536
                                           ========     ========     ========     ========



























                   See notes to combined financial statements.

                          ASHLAND AND DEFIANCE CLUSTERS
                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                                  In Thousands

PREDECESSOR
Balance, January 1, 1993                                               $ 11,303
   Net income for the year ended December 31, 1993                        3,536
   Dividends to Affiliate                                                (1,570)
                                                                      ---------
Balance, December 31, 1993                                               13,269
   Net income for the year ended December 31, 1994                        3,866
   Dividends to Affiliate                                                (5,970)
                                                                      ---------
Balance, December 31, 1994                                               11,165
   Net income for the one month ended January 31, 1995                      393
                                                                      ---------
Balance, January 31, 1995                                             $  11,558
                                                                      =========

SUCCESSOR
Fair Value of Assets Acquired and Liabilities Assumed from
   Times Mirror Cable Television, Inc. on February 1, 1995            $ 136,000
   Net loss for the eleven months ended December 31, 1995                  (311)
                                                                      ---------
BALANCE, DECEMBER 31, 1995                                            $ 135,689
                                                                      =========
































                   See notes to combined financial statements.

                          ASHLAND AND DEFIANCE CLUSTERS
                        COMBINED STATEMENTS OF CASH FLOWS
                                  In Thousands


                                                                        -----------------------------------------------------------
                                                                        Successor                       Predecessor
                                                                        --------         ------------------------------------------
                                                                      Eleven Months      One Month              Year Ended
                                                                         Ended            Ended                 December 31,
                                                                       December 31,      January 31,      -------------------------
                                                                          1995             1995             1994             1993
                                                                        --------         --------         --------         --------
OPERATING ACTIVITIES:
   Net income (loss)                                                    $   (311)        $    393         $  3,866         $  3,536
   Adjustments to reconcile net income (loss)to net cash
     provided by operating activities:
     Depreciation and amortization                                         8,207              342            5,123            5,542
     Deferred income taxes                                                  (142)             (70)             298              293
     (Increase) decrease in accounts receivable                             (287)              66              114              (45)
     Increase (decrease) in accounts payable and
       accrued expenses                                                      467             (360)            (214)             (92)
     Income taxes payable                                                 (1,182)              31            1,914             (906)
     Other, net                                                              274               45              162              (61)
                                                                         --------         --------         --------         --------
       Net cash provided by operating activities                           7,026              447           11,263            8,267
INVESTING ACTIVITIES:
   Capital expenditures                                                   (1,362)             (65)          (3,795)          (6,075)
   Advances to Affiliate                                                  (5,848)
                                                                         --------         --------         --------         --------
     Net cash used in investing activities                                (7,210)             (65)          (3,795)          (6,075)
FINANCING ACTIVITIES:
   Net change in amounts due to Affiliate                                                    (386)          (1,466)            (580)
   Dividends paid                                                                                           (5,970)          (1,570)
                                                                        --------         --------         --------         --------
   Net cash used in financing activities                                                     (386)          (7,436)          (2,150)
                                                                        --------         --------         --------         --------
NET INCREASE (DECREASE) IN CASH                                             (184)              (4)              32               42
CASH AT BEGINNING OF PERIOD                                                  184              188              156              114
                                                                        --------         --------         --------         --------
CASH AT END OF PERIOD                                                                    $    184                          $    156
                                                                        --------         --------         --------         --------
CASH PAID DURING THE PERIOD FOR:
   interest                                                             $   --           $     79         $    434         $    133
                                                                        --------         --------         --------         --------





















                   See notes to combined financial statements.

                          ASHLAND AND DEFIANCE CLUSTERS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1993 AND 1994,
                      ONE MONTH ENDED JANUARY 31, 1995, AND
                      ELEVEN MONTHS ENDED DECEMBER 31, 1995

(1) ORGANIZATION AND BASIS OF PRESENTATION

These combined financial statements represent the combined operations of Cox Communications, Inc.'s ("CCI") cable television systems serving 57 communities in Ashland, Kentucky and Defiance, Ohio (collectively referred to as the "Ashland and Defiance Clusters") whose assets and certain liabilities were acquired by FrontierVision Operating Partners, L.P. on April 9, 1996. These cable television systems were acquired by CCI, a majority owned subsidiary of Cox Enterprises, Inc. ("CEI"), from The Times Mirror Company ("Times Mirror") in connection with CCI's acquisition of Times Mirror Cable Television, Inc. ("TMCT") on February 1, 1995. The operations of the Ashland and Defiance Clusters prior to February 1, 1995 are referred to as "Predecessor" and as "Successor" after February 1, 1995.

All significant intercompany accounts and transactions have been eliminated in combination. The acquisition of the Ashland and Defiance Clusters was accounted for by the purchase method of accounting, whereby the allocable share of the TMCT purchase price was pushed down to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (thousands of dollars):

Net working capital                                                   $  (2,836)
Plant and equipment                                                      30,022
Deferred taxes related to plant and equipment write-up                   (4,709)
Intangible Assets                                                       113,523
                                                                      ---------
                                                                      $ 136,000
                                                                      =========

The historical combined financial statements do not necessarily reflect the results of operations or financial position that would have existed had the Ashland and Defiance Clusters been an independent company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Ashland and Defiance Clusters bill their customers in advance; however, revenue is recognized as cable television services are provided. Receivables are generally collected within 30 days. Credit risk is managed by disconnecting services to customers who are delinquent generally greater than 60 days. Other revenues are recognized as services are provided. Revenues obtained from the connection of customers to the cable television systems are less than related direct selling costs; therefore, such revenues are recognized as received.

PLANT AND EQUIPMENT

Depreciation is computed using principally the straight-line method at rates based upon estimated useful lives of 5 to 20 years for buildings and building improvements, 5 to 12 years for cable television systems, and 3 to 10 years for other plant and equipment.

The costs of initial cable television connections are capitalized as cable plant at standard rates for the Ashland and Defiance Clusters' labor and at actual costs for materials and outside labor. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

                          ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill and franchise costs recorded in business combinations which is amortized on a straight-line basis over 40 years. The Ashland and Defiance Clusters assess on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value.

INCOME TAXES

Through January 31, 1995, the accounts of the Ashland and Defiance Clusters were included in the consolidated federal income tax returns and certain state income tax returns of Times Mirror. Beginning on February 1, 1995, the accounts of the Ashland and Defiance Clusters were included in the consolidated federal income tax returns and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits are allocated on a separate return basis to the Ashland and Defiance Clusters based on the current year tax effects of the inclusion of their income, expenses, and credits in the consolidated income tax returns of Times Mirror, CEI, or based on separate state income tax returns.

Deferred income taxes arise from temporary differences between income taxes and financial reporting and principally relate to depreciation and amortization.

FEES AND TAXES

The Ashland and Defiance Clusters incur various fees and taxes in connection with the operation of their cable television systems, including franchise fees paid to various franchise authorities, copyright fees paid to the U.S. Copyright Tribunal, and business and franchise taxes paid to the States of Ohio and Kentucky. A portion of these fees and taxes are passed through to the Ashland and Defiance Clusters' subscribers. Amounts collected from subscribers are recorded as a reduction of operating expenses.

PENSION AND POSTRETIREMENT BENEFITS

CCI generally provides defined pension benefits to all employees based on years of service and compensation during those years. CEI provides certain health care and life insurance benefits to substantially all retirees and employees. For employees and retirees of the Ashland and Defiance Clusters, these benefits are provided through the CCI plans. Expense related to these plans is allocated to the Ashland and Defiance Clusters through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effects of the Ashland and Defiance Clusters employees' participation in the plans.

Times Mirror Cable generally provides defined pension benefits to all employees based on years of service and the employee's compensation during the last five years of employment. Prior to December 31, 1992, these benefits were primarily provided under the Times Mirror Cable Television, Inc. Pension Plan (the "Times Mirror Cable Plan") in conjunction with the Times Mirror Employee Stock Ownership Plan. On December 31, 1992, the Times Mirror Cable Plan was merged with the Times Mirror Pension Plan.

Net periodic pension expense for 1993 and 1994 was estimated by an actuary under the assumption that the Times Mirror Cable Plan continued to be a stand-alone plan. This expense was allocated to the Ashland and Defiance Clusters based on its salary expense as a percentage of total TMCT salary expense.

                          ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," was issued. This Statement requires that long-lived assets and certain intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. CCI, including the Ashland and Defiance Clusters, adopted SFAS No. 121 in the first quarter of 1996. The effect on the combined financial statements upon adoption of SFAS No. 121 was not significant.

(3) CASH MANAGEMENT SYSTEM

The Ashland and Defiance Clusters participate in CEI's cash management system, whereby the bank sends daily notification of checks presented for payment. CEI transfers funds from other sources to cover the checks presented for payment. Prior to February 1, 1995, the Ashland and Defiance Clusters participated in a similar cash management system with Times Mirror.

(4) PLANT AND EQUIPMENT

Plant and equipment is summarized as follows (Thousands of Dollars):


                                                        -----------------------
                                                        Successor    Predecessor
                                                       December 31, December 31,
                                                          1995           1994
                                                        -----------------------
Land                                                    $      5       $     10
Buildings and building improvements                          207            646
Transmission and distribution plant                       30,235         34,543
Miscellaneous equipment                                      343            472
Construction in progress                                       3             59
                                                        --------       --------
      Plant and equipment, at cost                        30,793         35,730
Less accumulated depreciation                             (5,172)       (17,634)
                                                        --------       --------
      Net plant and equipment                           $ 25,621       $ 18,096
                                                        ========       ========

                          ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(5) INTANGIBLE ASSETS

Intangible assets are summarized as follows (Thousands of Dollars):


                                                    ----------------------------
                                                    Successor        Predecessor
                                                   December 31,     December 31,
                                                      1995               1994
                                                    ---------         ---------
Goodwill                                            $ 113,523         $  60,907
Other                                                                       134
                                                    ---------         ---------
      Total                                           113,523            61,041
Less accumulated amortization                          (2,727)           (9,831)
                                                    ---------         ---------
      Net intangible assets                         $ 110,796         $  51,210
                                                    =========         =========

(6) INCOME TAXES

Income tax expense (benefit) is summarized as follows (Thousands of Dollars):


                                      ------------------------------------------
                                      Successor            Predecessor
                                      -------     ------------------------------
                                   Eleven Months One Month        Year Ended
                                       Ended       Ended         December 31,
                                    December 31, January 31,  ------------------
                                        1995        1995       1994        1993
                                      -------     -------     -------    -------
Current:
   Federal                            $ 3,054     $   248     $ 2,866    $ 2,614
   State                                  837          70         818        652
                                      -------     -------     -------    -------
     Total current                      3,891         318       3,684      3,266
                                      -------     -------     -------    -------
Deferred:
   Federal                               (113)        (68)        183        250
   State)                                 (29          (2)        115         43
                                      -------     -------     -------    -------
     Total deferred                      (142)        (70)        298        293
                                      -------     -------     -------    -------
     Total income taxes               $ 3,749     $   248     $ 3,982    $ 3,559
                                      =======     =======     =======    =======

The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows (Thousands of Dollars):


                                                        -----------------------
                                                              December 31,
                                                        -----------------------
                                                          1995            1994
                                                        -------         -------
Plant and equipment                                     $ 7,942         $ 3,408
Other                                                      (298)           (261)
                                                        -------         -------
     Net deferred tax liability                         $ 7,644         $ 3,147
                                                        =======         =======

                          ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(6) INCOME TAXES (continued)

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:


                                                     ----------------------------------------------
                                                     Successor               Predecessor
                                                     -------      ---------------------------------
                                                  Eleven Months    One Month        Year Ended
                                                       Ended         Ended         December 31,
                                                    December 31,   January 31,  -------------------
                                                       1995           1995       1994         1993
                                                     -------      -------       -------     -------
Federal statutory income tax rate                          35%          35%          35%         35%
Computed tax expense at federal statutory rates on
   income before income taxes                         $ 1,203      $   224      $ 2,747     $ 2,483
State income taxes (net of federal tax benefit)           534           33          560         424
Acquisition adjustments                                 2,033           44          543         541
1% increase in enacted tax rate                                                                  76
Other, net                                                (21)         (53)         132          35
                                                      -------      -------      -------     -------
       Income tax provision                           $ 3,749      $   248      $ 3,982     $ 3,559
                                                      =======      =======      =======     =======

(7) RETIREMENT PLANS

As a result of the acquisition of TMCT by CCI, effective January 1, 1996, CEI established the Cox Communications, Inc. Pension Plan (the "CCI Plan"), a noncontributory defined benefit plan for substantially all of CCI's employees including Ashland and Defiance Clusters' employees. The Ashland and Defiance Clusters employees will become participants in the CCI Plan retroactive to the Merger date of February 1, 1995. The CCI Plan will be established with a transfer of plan assets from CEI and Times Mirror. The CCI Plan assets are expected to have an estimated fair value equal to or greater than the projected benefit obligation attributable to substantially all of the Ashland and Defiance Clusters employees. Prior to February 1, 1995, substantially all of the Ashland and Defiance Clusters' employees participated in a similar defined benefit plan provided by TMCT. Several of the Ashland and Defiance Clusters' employees were covered under a separate defined benefit plan funded by the Communication Workers of America.

Assumptions used in the actuarial computations were:


                                                       ---------------------
                                                            December 31,
                                                       ---------------------
                                                       1995    1994      1993
                                                       ----    ----      ----
Discount rate                                          7.25%   8.25%     7.50%
Rate of increase in compensation levels                5.00    6.00      6.25
Expected long-term rate of return on assets            9.00    9.50      9.75
                                                       ----    ----      ----

Total pension expense allocated to the Ashland and Defiance Clusters was $53,000, $44,000, $0, and $64,000 for the years ended December 31, 1993 and
1994, for the one-month period ended January 31, 1995, and the eleven-month period ended December 31, 1995, respectively.

Beginning February 1, 1995, CEI provides certain health care and life insurance benefits to substantially all retirees of CEI and its subsidiaries, Postretirement expense allocated to the Ashland and Defiance Clusters by CEI was $14,000 for the eleven months ended December 31, 1995.

                          ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(7) RETIREMENT PLANS (continued)

The funded status of the portion of the postretirement plan covering the employees of the Ashland and Defiance Clusters is not determinable. The accumulated postretirement benefit obligation for the postretirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 1995.

Beginning February 1, 1995, substantially all of the Ashland and Defiance Clusters employees were eligible to participate in the savings and investment plan of CEI. Under the terms of the plan, the Ashland and Defiance Clusters match 50% of employee contributions up to a maximum of 6% of the employee's base salary. Prior to February 1, 1995, the Ashland and Defiance Clusters employees were eligible to participate in a similar savings and investment plan with Times Mirror. The Ashland and Defiance Clusters' expense under the plan was $39,000, $43,000, $3,000, and $44,000 for the years ended December 31, 1993 and 1994, for the one-month period ended January 31, 1995, and the eleven-month period ended December 31, 1996, respectively.

(8) TRANSACTIONS WITH AFFILIATED COMPANIES

The Ashland and Defiance Clusters borrow funds for working capital and other needs from CEI. Certain management services are provided to the Ashland and Defiance Clusters by CCI and CEI. Such services include legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration, and other support services. Prior to February 1, 1995, the Ashland and Defiance Clusters had similar arrangements with Times Mirror. The Ashland and Defiance Clusters were allocated expenses for the years ended December 31, 1993 and 1994, for the one-month period ended January 31, 1995, and the eleven-month period ended December 31, 1995 of approximately $1,040,000, $1,298,000, $117,000, and $1,513,000, respectively, related to these services. Such expenses are estimated by management and are generally allocated based on the number of customers served. Management believes that these allocations were made, on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Ashland and Defiance Clusters contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third-parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by the Ashland and Defiance Clusters are subject to change.

The amounts due from affiliate represent the net of various transactions, including those described above. Prior to February 1, 1995, amounts due from/to Times Mirror bore interest at Times Mirror's estimated ten-year financing rate and ranged between 6% and 8% between 1993 and 1994. Interest income for 1993 and 1994 was $133,000 and $434,000, respectively. Effective February 1, 1995, advances to affiliate are noninterest-bearing.

In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Ashland and Defiance Clusters have estimated the fair value of its intercompany advances. Given the short-term nature of these advances, the carrying amounts reported in the balance sheets approximate fair value.

(9) COMMITMENTS AND CONTINGENCIES

The Ashland and Defiance Clusters lease office facilities and various items of equipment under noncancelable operating leases. Rental expense under operating leases amounted to $119,000 and $122,000 for the years ended December 31, 1993 and 1994 and $163,000 for the eleven-month period ended December 31, 1995. Future minimum lease payments as of December 31, 1995 for all noncancelable operating leases are as follows (Thousands of Dollars),

                         ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(9) COMMITMENTS AND CONTINGENCIES (continued)

     1996                                                                   $126
     1997                                                                    103
     1998                                                                     59
     1999                                                                     50
     2000                                                                     42
     Thereafter                                                                4
                                                                            ----
        Total                                                               $383
                                                                            ====

At December 31, 1995, the Ashland and Defiance Clusters had outstanding purchase commitments totaling approximately $2,000.

The Ashland and Defiance Clusters are a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Ashland and Defiance Clusters' combined financial position or combined results of operations.

(10) RATE REGULATION AND OTHER DEVELOPMENTS

In 1993 and 1994, the FCC adopted rate regulations required by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which utilized a benchmark price cap system, or alternatively a cost-of-service regime, for establishing the reasonableness of existing basic and cable programming service rates. The regulations resulted in, among other things, an overall reduction of up to 17% in basic rates and other charges in effect on September 30, 1992, before inflationary and other allowable adjustments, if those rates exceeded the revised per-channel benchmarks established by the FCC and could not otherwise be justified under a cost-of-service showing.

In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs rather than on the basis of cost increases incurred in the preceding quarter.

Many franchising authorities have become certified by the FCC to regulate rates charged by the Ashland and Defiance Clusters for basic cable service and associated basic cable service equipment. Some local franchising authority decisions have been rendered that were adverse to the Ashland and Defiance Clusters. In addition, a number of such franchising authorities and customers of the Ashland and Defiance Clusters filed complaints with the FCC regarding the rates charged for cable programming services.

In September 1995, CCI and the Cable Services Bureau of the FCC reached a settlement in the form of a resolution of all outstanding rate complaints covering the CCI, the Ashland and Defiance Clusters, and the former Times Mirror cable television systems. In December 1995, the FCC approved the Resolution which, among other things, provided for refunds ($115,000 to the Ashland and Defiance Clusters' customers) in January 1996, and the removal of additional outlet charges for regulated services from all of the Times Mirror cable television systems, which accounts for a majority of the refund amounts. The resolution also finds that the Ashland and Defiance Clusters' cable programming services tier rates as of June 30, 1995 are not unreasonable. At December 31, 1995, refunds under the resolution were fully provided for in the Ashland and Defiance Clusters' financial statements.

                          ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(10) RATE REGULATION AND OTHER DEVELOPMENTS (continued)

On February 1, 1996, Congress passed the Telecommunications Competition and Deregulation Act of 1996 ("the 1996 Act") which was signed into law by the President on February 8, 1996, The 1996 Act is intended to promote substantial competition in the delivery of video and other services by local telephone companies (also known as local exchange carriers or "LECs") and other service providers, and permits cable television operators to provide telephone services.

Among other provisions, the 1996 Act deregulates the Cable Programming Services ("CPS") tier of large cable television operators on March 31, 1999 and upon enactment, the CPS rates of small cable television operators where a small cable operator serves 50,000 or fewer subscribers, revises the procedures for filing a CPS complaint, and adds a new effective competition test.

The 1996 Act establishes local exchange competition as a national policy by preempting laws that prohibit competition in the telephone local exchange and by establishing uniform requirements and standards for entry, competitive carrier interconnection, and unbundling of LEC monopoly services. Both the FCC and state commissions have substantial new responsibilities to promote the 1996 Act's competition policy. Depending on the degree and form of regulatory flexibility afforded the LECs as part of the 1996 Act's implementation, the Ashland and Defiance Clusters' ability to offer competitive telephony services may be adversely affected.

The 1996 Act repeals the cable television/telephone cross-ownership ban and allows LECs and other common carriers, as well as cable systems providing local exchange service, to provide video programming services as either cable operators or as open video system ("OVS") operators within their service areas upon certification from the FCC and pursuant to regulations which the FCC is required to adopt. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act may be subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees.

                          INDEPENDENT AUDITORS' REPORT

The Partners
C4 Media Cable Southeast, Limited Partnership
Lockney, Texas 79241

We have audited the consolidated balance sheets of C4 Media Cable Southeast, Limited Partnership and its subsidiary (the Partnership) as of December 31, 1995, and 1994, and the related consolidated statements of loss, partners' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C4 Media Cable Southeast Limited Partnership and its subsidiary as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Partnership sold substantially all assets on February 1, 1996. The sales price was not sufficient to satisfy the liabilities of the Partnership. The remaining unpaid principal and interest on Senior and Junior loans have been due and payable since September 30, 1990. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The historical consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Williams, Rogers, Lewis & Co., P.C.

Plainview, Texas
March 11, 1996

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994


                                                    ---------------------------
                                                         1995           1994
                                                    ---------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                           $    203,955   $    204,255
     Accounts Receivable, Net                            168,823        141,025
     Prepaid Expense and Other                           211,289        201,952
                                                    ------------   ------------
     Total Current Assets                                584,067        547,232
                                                    ------------   ------------
PROPERTY, PLANT AND EQUIPMENT
     Plant and Equipment                              41,057,969     39,251,506
     Less: Accumulated Depreciation                  (20,386,652)   (16,172,050)
                                                    ------------   ------------
     Net Property, Plant and Equipment                20,671,317     23,079,456
                                                    ------------   ------------
OTHER ASSETS
     Deposits and Other                                   17,314         17,899
     Franchises, Net                                   2,967,669      4,031,170
     Acquisition Costs, Net                              874,863      1,148,913
     Covenant Not to Compete                                 -0-            -0-
                                                    ------------   ------------
     Total Other Assets                                3,859,846      5,197,982
                                                    ------------   ------------
     Total Assets                                   $ 25,115,230   $ 28,824,670
                                                    ============   ============

                        LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
     Accounts Payable                               $    735,138   $    691,305
     Other Current Liabilities                           393,423        568,455
     Accrued Interest Payable                         30,022,386     24,315,384
     Notes Payable                                    60,165,844     60,165,844
                                                    ------------   ------------
     Total Current Liabilities                        91,316,791     85,740,988
                                                    ------------   ------------
MINORITY INTEREST                                       (371,926)      (268,729)
                                                    ------------   ------------
PARTNERS' DEFICIT
     General Partners                                (65,829,635)   (56,647,589)
                                                    ------------   ------------
          Total Liabilities and Partners' Deficit   $ 25,115,230   $ 28,824,670
                                                    ============   ============




















    The accompanying notes are an integral part of the financial statements.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENTS OF LOSS
                           December 31, 1995 AND 1994

                                                  -----------------------------
                                                       1995            1994
                                                  ------------     ------------
REVENUE
  Cable Service                                   $ 11,755,860       11,231,123
                                                  ------------     ------------
EXPENSE
  Programming Costs                                  3,003,682        2,602,692
  Salaries                                           1,124,203        1,046,895
  Other Operating Expenses                           2,607,023        2,642,777
  Management Fees                                      545,641          561,114
  Depreciation                                       4,214,602        4,113,809
  Amortization                                       1,337,551        1,575,551
  Interest                                           8,208,401        7,447,251
                                                  ------------     ------------
                                                    21,041,103       19,990,089
                                                  ------------     ------------
  Loss Before Minority Interest                     (9,285,243)      (8,758,966)
  Minority Interest in Loss of Subsidiary              103,197          116,472
                                                  ------------     ------------
NET LOSS                                          $ (9,182,046)      (8,642,494)
                                                  ============     ============

































    The accompanying notes are an integral part of the financial statements.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNER'S DEFICIT
                 For The Years Ended December 31, 1995 and 1994

                                --------------------------------------------------------
                                                     Class A
                                   General           General     Limited
                                  Partners          Partners     Partners        Total
                                -----------       -----------       ---      -----------
Balance, December 31, 1993         (539,910)      (47,465,185)      -0-      (48,005,095)
     Loss, 1994                     (86,425)       (8,556,069)      -0-       (8,642,494)
                                -----------       -----------       ---      -----------
Balance, December 31, 1994         (626,335)      (56,021,254)      -0-      (56,647,589)
     Loss, 1995                     (91,820)       (9,090,226)      -0-       (9,182,046)
                                -----------       -----------       ---      -----------
BALANCE, DECEMBER 31, 1995      $  (718,155)      (65,111,480)      -0-      (65,829,635)
                                ===========       ===========       ===      ===========









































    The accompanying notes are an integral part of the financial statements.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1995 and 1994


                                                           -----------------------------
                                                               1995              1994
                                                           -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                                   $(9,182,046)      $(8,642,494)
Adjustments to reconcile net loss to net cash:
     Minority interest in loss of subsidiary                  (103,197)         (116,472)
     Depreciation                                            4,214,602         4,113,809
     Amortization                                            1,337,551         1,575,551
     Changes in Assets and Liabilities:
          Accounts receivable                                  (27,798)            2,330
          Prepaid expenses and other                            (8,752)           (7,701)
          Accounts payable                                      43,833            20,388
          Other liabilities                                   (175,032)           51,392
          Accrued interest                                   5,707,002         3,928,106
                                                           -----------       -----------
     Net cash provided by operating activities               1,806,163           924,909
                                                           -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of plant, equipment and other assets          (1,806,463)         (854,999)
                                                           -----------       -----------
          Net cash used in investing activities             (1,806,463)         (854,999)
                                                           -----------       -----------
     Net Increase (Decrease) in Cash                              (300)           69,910
     Cash, Beginning of Year                                   204,255           134,345
                                                           -----------       -----------
     Cash, End of Year                                     $   203,955       $   204,255
                                                           ===========       ===========
Supplemental Disclosure for Statements of Cash Flows:
     Cash Paid for Interest                                  2,470,936         3,519,145
Non-Cash Investing Activities:
     Deposit added to cost of plant and equipment                  -0-            39,622




























    The accompanying notes are an integral part of the financial statements.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

ENTITIES:

C4 Media Cable Southeast, Limited Partnership and its subsidiary (the "Partnership") is a Delaware limited partnership organized to own and operate cable television systems in various communities throughout Virginia, Tennessee, and Georgia. The Partnership provides basic and pay cable television service to approximately 40,500 subscribers in these states. General partners are C4 Media Cable, Inc. and C4 Media Cable Employees Investment Corporation. C4 Media Cable, Inc. also participates as a limited partner. Under a letter agreement dated May 9, 1992, Philips Credit Corporation ("Philips") has exercised its rights under certain pledge agreements to exercise voting control over all partnership interests. Accordingly, effective October 30, 1992, C4 Media Cable, Inc. was replaced by Southeast Cable, Inc., a corporate affiliate of Philips, as the managing general partner. The managing general partner utilized Doucette Management Company ("DMC") as the business manager for the Partnership until December 30, 1993 at which time the management agreement was assigned to Cablevision of Texas III, LP ("CAB III"). See note 4.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of C4 Media Cable Southeast, Limited Partnership and County Cable Company, Limited Partnership of which the Partnership is an 80% owner and general partner. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION:

The Partnership recognizes cable service revenue on the accrual basis in the month the cable service is provided. Payments received in advance are included in deferred revenue until the month the service is provided at which time they are recognized as income.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION:

Property, plant and equipment used in the business are stated at cost and depreciated over estimated useful lives generally on the straight line method for financial statement purposes. Expenditures which significantly increase asset values or extend useful lives are capitalized, limited by projected recoverability of such current year expenditures in the ordinary course of business from expected future revenue.

The useful lives of property, plant and equipment for purposes of computing depreciation range from 3 to 10 years.

FRANCHISES:

The company has been granted rights to operate within the locations wherein it has cable television systems. Such franchises grant certain operating rights and impose certain costs and restrictions. The Partnership pays its franchise fees annually on most of its locations based upon either gross or basic service revenues. Franchise fee expense for the years ended December 31, 1995 and 1994 was $327,088 and $303,375, respectively.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Such franchises have varying lives and are renewable at the discretion of the franchise's governing boards. For financial statement purposes, franchise costs acquired in connection with the purchase of cable systems are being amortized over the remaining average lives of the related cable television franchises at the date of acquisition, which approximates 7 to 13 years. Franchise amortization expense for the years ended December 31, 1995 and 1994 was $1,063,501 in each year.

ACQUISITION COSTS:

Acquisition costs are those costs incurred related to the acquisition of new systems. For financial statement purposes, such costs are amortized by using the straight-line method over 10 years. Amortization expense for acquisition costs for the years ended December 31, 1995 and 1994 was $274,050, and $274,050, respectively.

COVENANTS NOT TO COMPETE:

The portion of the purchase price of systems allocated to non-competition agreements with former owners is capitalized and amortized by using the straight-line method over the life of the agreements. Amortization expense for non-competition agreements for the year ended December 31, 1994 was $238,000.

INCOME TAXES:

The partnership does not pay federal income tax, but is a pass through entity so that partners are taxed on their share of partnership earnings. Partnership net income or loss is allocated to each partner under a formula established in the partnership agreement.

CASH EQUIVALENTS:

For cash flow purposes, cash equivalents are cash and cash items with a maturity of less than 90 days.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) ACCOUNTS RECEIVABLE, NET

Following is a summary of accounts receivable at December 31, 1995 and 1994:


                                                     --------------------------
                                                       1995             1994
                                                     ---------        ---------
Trade Accounts                                       $ 175,671        $ 146,239
Other                                                      281              642
Related Parties (4)                                        -0-          194,873
Less: Allowance for Doubtful Accounts (4)               (7,129)        (200,729)
                                                     ---------        ---------
                                                     $ 168,823        $ 141,025
                                                     =========        =========

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) NOTES PAYABLE

Following is a summary of notes payable at December 31, 1995 and 1994:

                                                          --------------------------
                                                              1995          1994
                                                          -----------    -----------
Senior loan payable to Philips, due September 30,
1990, interest due at prime + 2.25%, secured by
substantially all assets of the partnership and the
pledge of partnership interests. In addition, the loan
is collateralized by the pledge of all stock held in
C4 Media Cable, Inc. and C4 Media Cable,
Employees Investment Corporation by the President
and Chairman of C4 Media Cable, Inc.                      $44,185,831    $44,185,831
Junior Loan payable to Philips, due September 30,
1990 interest due at 20%, secured by substantially
all assets of the partnership and the pledge of
partnership interests. In addition, the loan is
collateralized by the pledge of all stock held in
C4 Media Cable, Inc. and C4 Media Cable Employees
Investment  Corporation by the President and Chairman
of C4 Media Cable, Inc.                                    15,980,013     15,980,013
                                                          -----------    -----------
     Total                                                $60,165,844    $60,165,844
                                                          ===========    ===========

The Philips notes contain performance covenants concerning homes passed, subscriber levels, miles of plant, etc., some of which the Partnership had violated as of December 31, 1995 and 1994. Philips has not waived compliance with these provisions.

All notes payable and accrued interest to Philips were due September 30, 1990. Philips has not extended the due date of the notes and has the right to demand payment at any time. A significant amount of accrued interest and principle was paid when substantially all operating assets of the Partnership were sold February 1, 1996. See note 7.

(4) RELATED PARTY TRANSACTIONS

Effective October 30, 1992, C4 Media Cable, Inc. was replaced by Southeast Cable, Inc., a corporate affiliate of Philips, as the managing general partner. Effective May 10, 1992 under the provisions of an agreement with Philips, the Partnership terminated its management agreement with C4 Media Cable, Inc. and entered into a management agreement with DMC for a term extending to December 30, 1993. At December 30, 1993 the management agreement was assigned to CAB III. The agreement provides for fixed fees and the reimbursement of direct expenses incurred on behalf of the Partnership as defined in the agreement. Management fees paid under these agreements for the years ended December 31, 1995 and 1994 were $545,641 and $550,214, respectively. Other fees and expense reimbursements paid under the agreements for the years ended December 31, 1995 and 1994 were $120,000 and are included in Other Operating Expenses.

Other related parties include Caribbean Cable TV ("CCTV") and MCT Cablevision ("MCT"). Related party lending was done without independent business judgment, terms, collateral or a method of settlement. Due to the manner in which this lending was done and questions surrounding the collectability of these accounts, all the related party receivables were reserved in the allowance for doubtful accounts prior to 1994 and were written off in 1995. See note 2. Related party receivables at December 31, 1994 were as follows:

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) RELATED PARTY TRANSACTIONS (continued)


                                                                        --------
                                                                          1994
                                                                        --------
CCTV                                                                    $ 23,965
MCT                                                                       35,968
C4 Media Cable, Inc.                                                     134,940
                                                                        --------
                                                                        $194,873
                                                                        ========

The Partnership purchased leasehold improvements from J-D Partnership, Ltd. ("J-D") for the Lockney, Texas office of $5,366 on April 24, 1995. J-D is a limited partnership 99% owned by James and Denise Doucette (Doucette). Doucette is also the managing general partner and owns 62% of CAB III, as well as being the sole stockholder of DMC, an S-Corporation. The Partnership paid a management fee to Doucette of $10,900 for the year ended December 31, 1994.

(5) COMMITMENTS

The Company has certain obligations under pole rental agreements, tower site leases, etc. for assets utilized in the operation of the systems. These are mostly short term agreements. Expenses charged to operations for the periods ended December 31, 1995 and 1994 were $536,368 and $518,837, respectively, and are included in Other Operating Expenses.

(6) CONTINGENCIES

The Company is to a significant degree self-insured for risks consisting primarily of physical loss to property and plant. The headend equipment is insured, but the plant itself is not and represents a potential exposure for the Company. Management is of the opinion that the various systems' distance from each other make the likelihood of a complete loss to the plant unlikely.

(7) SUBSEQUENT EVENT AND CONSIDERATION OF ABILITY TO CONTINUE AS A GOING CONCERN

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On February 1, 1996 substantially all assets of the Partnership were sold to FrontierVision Operating Partners, L.P. The agreement had a stated sales price of $48,000,000 and a net payment amount of $46,237,708 after escrow holdback of $1,375,200 and other adjustments. At the date of the auditors' report the Partnership was still liable for the remaining balance of the note payable to Philips with no significant assets to satisfy that liability, and the escrow items remain open.

An unaudited pro forma consolidated balance sheet is presented below giving effect to the sale as if it had occurred December 31, 1995 including escrowed items. The pro forma information is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) SUBSEQUENT EVENT AND CONSIDERATION OF ABILITY TO CONTINUE AS A GOING CONCERN (continued)

                                                                   ------------
                                                                    Pro Forma
                                                                    Unaudited
                                                                       1995
                                                                   ------------
Current Assets                                                     $    685,773
Other Assets                                                          1,392,514
                                                                   ------------
     Total Assets                                                  $  2,078,287
                                                                   ============
Current Liabilities                                                $ 45,303,939
Partners' Deficit                                                   (43,225,652)
                                                                   ------------
     Total Liabilities and Partners' Deficit                       $  2,078,287
                                                                   ============

The Partnership has been unable to pay all of its principle and interest as required under its loan agreements since the loans matured September 30, 1990.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The historical consolidated financial statements do not include any adjustments that might result from this sale of assets or this uncertainty. Management has not fully evaluated the options for the Partnership subsequent to the sale.

                        INDEPENDENT AUDITORS' REPORT

American Cable Entertainment of Kentucky-Indiana, Inc.

We have audited the accompanying balance sheets of American Cable Entertainment of Kentucky-Indiana, Inc. (the "Company") as of December 31, 1995 and 1994 and the related statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Cable Entertainment of Kentucky-Indiana, Inc. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that American Cable Entertainment of Kentucky-Indiana, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is unable to meet its scheduled debt maturity repayments which raises substantial doubt about the Company's ability to continue as a going concern. Consequently, the Company has entered into an agreement to sell substantially all of its assets, has entered into agreements with its creditors who have consented, under certain circumstances, to forbear taking any action against the Company pending the sale of the Company's assets and has filed a prepackaged bankruptcy under Chapter 11 of the Federal Bankruptcy Code. Management's plans in regard to these matters are described further in Note 1. The accompanying financial statements do not purport to reflect or provide for the consequences of the sale of the Company or the filing of the prepackaged bankruptcy. In particular, such financial statements do not purport to show the realizable value of assets or liabilities on a liquidation basis nor do they include any adjustments that might result from the outcome of these uncertainties.

The accompanying balance sheet as of September 30, 1996, and the statements of operations, cash flows and shareholders' deficiency for the nine-month period ended September 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them. As described in Note 10, these unaudited financial statements have not been prepared in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which is required under generally accepted accounting principles for entities that have filed petitions with the Bankruptcy Court and expect to reorganize as going concerns under Chapter 11. Pre-petition liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date have not been segregated on the September 30, 1996 balance sheet or reported based on the expected amount of the allowed claims. Expenses directly related to the reorganization of the Company since the filing of the prepackaged bankruptcy have not been separately disclosed and interest on the Company's Step Coupon Senior Subordinated Notes and Junior Subordinated Debentures continued to be accrued during the bankruptcy period although such interest was not probable of being paid in the future.



DELOITTE & TOUCHE LLP
Stamford, CT
March 15, 1996 (Except for Note 1, as to which the date is August 1, 1996.)

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                                 BALANCE SHEETS

                                                  -------------    -------------    -------------
                                                   September 30,    December 31,     December 31,
                                                       1996            1995              1994
                                                  -------------    -------------    -------------
                                                     Unaudited
                               ASSETS

INVESTMENT IN CABLE TELEVISION SYSTEMS:
Land and land improvements                        $     247,561    $     247,561    $     247,561

Vehicles                                              1,811,308        1,702,997        1,507,850
Buildings and improvements                            1,007,624          998,414          967,794
Office furniture and equipment                          812,985          802,377          733,465
CATV distribution systems and related
equipment                                            55,094,378       51,757,161       49,161,506
                                                  -------------    -------------    -------------
Total Fixed Assets                                   58,973,856       55,508,510       52,618,176
Less accumulated depreciation                        32,840,157       28,897,790       23,683,730
                                                  -------------    -------------    -------------
Total Fixed Assets-- net                             26,133,699       26,610,720       28,934,446
Franchise costs-- net                                   278,753        2,785,425        5,964,805
Subscriber lists-- net                                  154,331        1,543,307        3,531,021
Covenant not to compete-- net                             8,068           80,682          242,045
                                                  -------------    -------------    -------------
Investment in cable television systems-- net         26,574,851       31,020,134       38,672,317
GOODWILL-- net                                        3,499,898        3,579,784        3,686,299
DEFERRED CHARGES-- net                                  134,767          371,691          963,949
CASH AND CASH EQUIVALENTS                               907,718        3,704,823        3,427,849
ACCOUNTS RECEIVABLE-- less allowance for
doubtful accounts of $313,661 in 1996, $240,212
in 1995 and $195,736 in 1994                            859,836          304,734          276,709
PREPAID AND OTHER                                       387,763          197,802          194,514
                                                  -------------    -------------    -------------
TOTAL ASSETS                                      $  32,364,833    $  39,178,968    $  47,221,637
                                                  =============    =============    =============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
LIABILITIES:
Notes and loans payable                           $ 187,404,112    $ 182,430,902    $ 167,707,411
Accrued interest-- Senior debt                                0        1,314,032          329,004
Accrued interest -- Senior/Junior Subordinated
  Debentures                                         10,537,714        3,068,862        4,345,047
Accounts payable and accrued expenses                 5,019,665        4,244,348        3,973,224
Unearned income                                         146,702          124,109          124,344
Converter deposits                                      126,852          134,366          136,588
                                                  -------------    -------------    -------------
Total Liabilities                                   203,235,045      191,316,619      176,615,618
                                                  -------------    -------------    -------------
COMMITMENTS (See Note 7)
SHAREHOLDERS' DEFICIENCY:
Capital stock-- all series                               10,000           10,000               26
Additional paid-in capital                            1,490,000        1,490,000        1,499,974
Deficit                                            (172,370,212)    (153,637,651)    (130,893,981)
                                                  -------------    -------------    -------------
Total shareholders' deficiency                     (170,870,212)    (152,137,651)    (129,393,981)
                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS'               $  32,364,833    $  39,178,968    $  47,221,637
                                                  =============    =============    =============
DEFICIENCY








                        See notes to financial statements

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                            STATEMENTS OF OPERATIONS

                                        ------------     ------------     ------------     ------------
                                           For the
                                         Nine Months     For the Year     For the Year    For the Year
                                            Ended           Ended            Ended           Ended
                                        September 30,     December 31,     December 31,    December 31,
                                             1996            1995             1994            1993
                                        ------------     ------------     ------------     ------------
                                          Unaudited

Revenue                                 $ 22,911,386     $ 28,088,127     $ 25,879,525     $ 24,976,818
                                        ------------     ------------     ------------     ------------
Costs and expenses:
Operating expenses                         8,681,583       10,880,854        9,388,813        8,699,878
Selling, general and administrative
expenses                                   3,884,865        4,948,493        4,912,150        4,743,783
Management fees                              696,942          842,644          819,095          749,305
Depreciation and amortization              8,265,739       11,284,315       18,054,371       18,231,734
Expenses incurred in connection with
override and forbearance agreements          912,865          557,664                0                0
                                        ------------     ------------     ------------     ------------
Total costs and expenses                  22,441,994       28,513,970       33,174,429       32,424,700
                                        ------------     ------------     ------------     ------------
Operating income (loss)                      469,392         (425,843)      (7,294,904)      (7,447,882)
Interest expense-- net                    19,201,953       22,366,189       20,241,202       18,410,503
Net gain on sale of cable television
system and marketable securities                   0           48,362        1,266,020                0
                                        ------------     ------------     ------------     ------------
NET LOSS                                $(18,732,561)    $(22,743,670)    $(26,270,086)    $(25,858,385)
                                        ============     ============     ============     ============






























                       See notes to financial statements.

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
               FOR THE NINE MONTHS ENDED September, 1996 Unaudited
              AND THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                             --------------------------------------------------------------------------------------
                                                        Common Stock
                                             -------------------------------------------------
                                                Number of
                                                 Shares                             Additional                            Total
                                               Issued and             Par             Paid-in                          Shareholders'
                                               Outstanding           Value            Capital          Deficit          Deficiency
                                             ----     -------    ---     -------    -----------     -------------     -------------
                                                  Class              Class
                                             ----     -------    ---     -------
                                              A          D        A         D
                                             ----     -------    ---     -------
Balance at January 1, 1993                    255                $26                $ 1,499,974     $ (78,765,510)    $ (77,265,510)

Net Loss                                                                                              (25,858,385)      (25,858,385)
                                             ----     -------    ---     -------    -----------     -------------     -------------
Balance at December 31, 1993                  255                 26                  1,499,974      (104,623,895)     (103,123,895)

Net Loss                                                                                              (26,270,086)      (26,270,086)
                                             ----     -------    ---     -------    -----------     -------------     -------------
Balance at December 31, 1994                  255                 26                  1,499,974      (130,893,981)     (129,393,981)

Net Loss                                                                                              (22,743,670)      (22,743,670)

Recapitalization of Common                   (254)     99,999    (26)    $10,000         (9,974)
Stock                                        ----     -------    ---     -------    -----------     -------------     -------------

Balance at December 31, 1995                    1      99,999      0      10,000      1,490,000      (153,637,651)     (152,137,651)

Net Loss Unaudited                                                                                    (18,732,561)      (18,732,561)
                                             ----     -------    ---     -------    -----------     -------------     -------------

Balance at September 30, 1996
Unaudited                                       1      99,999    $ 0     $10,000    $ 1,490,000     $(172,370,212)    $(170,870,212)
                                             ====     =======    ===     =======    ===========     =============     =============























                        See notes to financial statements

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 ------------      ------------      ------------      ------------
                                                                    For the
                                                                  Nine Months      For the Year      For the Year      For the Year
                                                                     Ended            Ended             Ended             Ended
                                                                 September  30,    December 31,      December 31,      December 31,
                                                                      1996             1995              1994              1993
                                                                 ------------      ------------      ------------      ------------
                                                                   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(18,732,561)     $(22,743,670)     $(26,270,086)     $(25,858,385)
Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities:
   Depreciation                                                     3,980,667         5,257,085         6,397,956         5,452,940
   Amortization                                                     4,285,072         6,027,230        11,656,415        12,778,794
   Accretion of discount on step coupon
      senior subordinated notes                                     8,583,143        10,171,124         9,519,095         8,189,478
   Accretion of discount on junior
      subordinated debentures                                       4,429,619         5,416,469         4,820,269         4,231,918
   Net gain on sale of cable television
      system, marketable securities, and other
      assets                                                                0           (48,362)       (1,266,020)
   Change in assets and liabilities:
      Decrease (increase) in accounts
         receivable                                                  (555,102)          (28,025)          (94,868)           23,917
      Decrease (increase) in prepaid and other
         assets                                                      (189,961)           (3,288)           51,799           (59,414)
      (Decrease) increase in accounts payable
         and accrued expenses                                         775,317           271,124          (414,333)          169,808
      (Decrease) increase in accrued
         interest-senior debt                                      (1,314,032)          985,028           129,505
       Increase (decrease) in converter
         deposits                                                      (7,514)           (2,222)             (237)           (9,384)
       Increase (decrease) in unearned income                          22,593              (235)          (91,827)            9,518
                                                                 ------------      ------------      ------------      ------------
Net cash  provided by operating
  activities                                                        1,277,241         5,302,258         4,437,668         4,929,190
                                                                 ------------      ------------      ------------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to reception and distribution
      facilities and equipment                                     (3,471,098)       (2,933,359)       (3,605,498)       (5,083,401)
   Net proceeds from sale of assets                                         0            48,362         1,523,137
                                                                 ------------      ------------      ------------      ------------
Net cash used in investing activities                              (3,471,098)       (2,884,997)       (2,082,361)       (5,083,401)
                                                                 ------------      ------------      ------------      ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on senior bank loan                                      (229,016)       (1,262,542)         (309,165)
   Payments on senior revolving credit
      facility                                                        (55,862)         (131,616)           (3,668)
   Payments on senior secured notes                                  (315,121)         (742,447)          (20,712)
   Increase in deferred charges                                              0                           (186,563)             (598)
   (Decrease) increase in obligations under
      capital lease                                                    (3,249)           (3,682)            7,281
                                                                 ------------      ------------      ------------      ------------
Net cash used in financing activities                                (603,248)       (2,140,287)         (512,827)             (598)
                                                                 ------------      ------------      ------------      ------------
Net (decrease) increase in cash and cash
    equivalents                                                    (2,797,105)          276,974         1,842,480          (154,809)
Cash and cash equivalents at beginning of
    period                                                          3,704,823         3,427,849         1,585,369         1,740,178
                                                                 ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period                       $    907,718      $  3,704,823      $  3,427,849      $  1,585,369
                                                                 ============      ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                         $  6,002,809      $  6,900,613      $  5,952,791      $  6,038,557
                                                                 ============      ============      ============      ============
Cash paid for restructuring costs                                     912,865                 0                 0                 0
                                                                 ============      ============      ============      ============



                    See notes to financial statements

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       Unaudited as to September 30, 1996

(1) DEBT MATURITIES AND THE SALE OF THE COMPANY

During the fourth quarter of 1995 the Company's senior debt obligations matured without being paid. In addition, the Company failed to make the full payment of interest on the Step Coupon Senior Subordinated Notes which became due in 1995.

Prompted by these payment defaults, effective December 31, 1995, the Company, its shareholders, and Kentucky-Indiana Management Company, Inc. ("KYMC"), which acts as manager for the Company, entered into two agreements: a "Forbearance Agreement" with its senior lenders; and an "Override Agreement" with the holders of its Senior Subordinated and Junior Subordinated Notes.

Under the terms of the Forbearance Agreement the senior lenders have agreed to forebear in the exercise of their rights and remedies with respect to the payment default described above as well as defaults with respect to certain specified financial covenants, through September 30, 1996 which allows the Company time to sell its assets in an orderly manner. It contains certain financial covenants as well as procedures that the Company and KYMC have agreed to follow during the sales process. Subsequent to September 30, 1996, certain financial covenants, which the Company is currently in default upon, revert back to the terms in the original agreements.

The Override Agreement requires that the Company undertake to sell substantially all of its assets, and to enter into a contract for sale and to consummate that sale in accordance with an agreed upon time schedule. It also contains certain financial covenants and procedures to be followed.

Effective July 15, 1996, the Company entered into an asset purchase agreement with FrontierVision Operating Partners, L.P. ("FrontierVision") for the sale of substantially all of the assets of the Company for $146 million, subject to certain purchase price adjustments. Due to the expected shortfall of payments to existing creditors from the sale proceeds, the Company filed a prepackaged bankruptcy under Chapter 11 of the Federal Bankruptcy code with the Federal
Bankruptcy court on August 1, 1996. Management anticipates the sale to FrontierVision to be consummated in the fourth quarter of 1996, subject to the required regulatory approvals and the approval of the bankruptcy court.

As a result of the matters discussed above, Management does not believe that it is practical to estimate the fair value of the Company's debt facilities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not reflect adjustments or provide for the potential consequences of the sale of the Company's assets. In particular, the financial statements do not purport to show the realizable value of assets on a liquidation basis or their availability to satisfy liabilities.

The accompanying balance sheet as of September 30, 1996, the statements of operations, and cash flows for the nine months ended September 30, 1996 and the statement of shareholders' deficiency for the nine months ended September 30, 1996 are unaudited but, in the opinion of management, include all

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for these interim periods in accordance with Generally Accepted Accounting Principles, except as disclosed in Note 10. The interim financial information as of and for the years ended September 30, 1996 included within the notes to the financial statements is also unaudited.

FORMATION OF COMPANY

On November 7, 1989 cable systems were purchased from Centel Cable Television Company to form Simmons Cable TV of Kentucky-Indiana, Inc. (the "Company"). The Company owns and operates cable systems in Kentucky and Indiana. On April 12, 1994 the Company changed its name to American Cable Entertainment of Kentucky-Indiana, Inc.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

INVESTMENT IN CABLE TELEVISION SYSTEMS

Reception and distribution facilities and equipment additions are stated at cost. Depreciation is provided using the straight-line method over the useful lives of the assets (four to ten years for CATV distribution facilities and related equipment, vehicles, building improvements and office furniture and equipment; forty years for buildings). Included in depreciation expense for the year ended December 31, 1994 were write-offs related to a rebuilt cable system of $942,850.

Franchise acquisition costs are amortized over the average remaining term of the franchises as of November 7, 1989 of seven years using the straight-line method, Accumulated amortization of franchise costs at September 30, 1996, December 31, 1995 and 1994 aggregated $21,976,905, $19,470,233 and $16,290,853, respectively.

Covenants not to compete are amortized over the life of the agreements (five years). Accumulated amortization of such covenants at September 30, 1996 December 31, 1995, and 1994 aggregated $798,749, $726,315 and $564,772, respectively.

Subscriber lists are amortized over seven years. Accumulated amortization of subscriber lists at September 30, 1996, December 31, 1995 and 1994 aggregated $13,759,669, $12,370,693 and $10,382,979, respectively.

Deferred charges consist of $882,408 of organizational costs and $3,616,230 of loan acquisition costs at September 30, 1996. The loan acquisition costs are amortized over the average life of the related debt, and organizational costs are amortized over five years. Accumulated amortization at September 30, 1996, December 31, 1995 and 1994 was $4,363,871, $4,126,947 and $3,534,689,
respectively.

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill is amortized over forty years. Accumulated amortization of goodwill at September 30, 1996, December 31, 1995 and 1994 aggregated $760,711, $680,825 and $574,310, respectively.

VALUATION OF INTANGIBLE ASSETS

The Company, on an annual basis, undertakes a review and valuation of the net carrying value, recoverability and write-off of all categories of its intangible assets. The Company in its valuation considers current market values of its properties, competition, prevailing economic conditions, government policy including taxation, and the Company's and the industry's historical and current growth patterns, as well as the recoverability of the cost of its intangible assets based on a comparison of estimated undiscounted operating cash flows.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and liquid investments with a maturity of three months or less from the date of purchase.

INCOME TAXES

The Company has elected to be taxed as an S Corporation under the Internal Revenue Code and, accordingly, pays no federal income taxes. The income or loss of the Company for its tax year is passed through to its shareholder(s) and reported in the income tax returns of the shareholder(s).

SUBSCRIPTION REVENUES

Subscription revenues received in advance of services rendered are deferred and recorded in income in the period in which the related services are provided.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations or credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. Management does not believe it is practicable to estimate the fair value of the Company's debt facilities. (See Note 4).

(3) DISPOSITIONS

On June 30, 1994 the Company sold its cable television system serving Jackson County, Kentucky. The carrying value of the assets sold at the date of sale, net of accumulated depreciation and amortization was as follows:

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(3) DISPOSITIONS (continued)

Reception and distribution facilities and equipment                      $69,527
Franchise cost                                                            55,714
Goodwill and other intangible assets                                      50,300

The net loss on this transaction was $157,630, recognized in 1994. Additional proceeds of $48,362 were received in 1995 and recorded as a gain.

On October 17, 1994 the Company tendered all of its holding in QVC, Inc., which resulted in a gain of $1,423,650.

These transactions are reflected in the statements of operations for the years ended December 31, 1995 and 1994.

(4) NOTES AND LOANS PAYABLE

Notes and loans payable at September 30, 1996 and December 31, 1995 and 1994 are comprised of the following:

                                              ------------     ------------     ------------
                                              September 30,     December 31,    December 31,
                                                  1996              1995            1994
                                              ------------     ------------     ------------
Senior Debt
  Bank Credit Agreement (a)                   $ 23,199,277     $ 23,428,293     $ 24,690,835
  Revolving Credit Facility (b)                  5,658,854        5,714,716        5,846,332
  Senior Secured Notes (c)                      31,921,720       32,236,841       32,979,288
Step Coupon Senior Subordinated Notes (d)       83,593,122       78,016,664       66,137,000
Junior Subordinated Debentures (e)              43,030,789       43,030,789       38,046,675
Capitalized lease obligation                           350            3,599            7,281
                                              ------------     ------------     ------------
                                              $187,404,112     $182,430,902     $167,707,411
                                              ============     ============     ============

(a) The Company has a credit agreement with Crestar Bank providing for total borrowings of $25,000,000. This agreement provided for interest up to 1.5 percentage points over the bank's prime rate (or from 1.0 to 2.5 percentage points over LIBOR). Interest only was payable quarterly in arrears on the last day of March, June, September and December, and at the end of any LIBOR borrowing period. The total commitment terminated at its maturity date of October 31, 1995. Upon the payment default at maturity, the default rate of prime plus 4% was charged. Upon the effective date of the Override Agreement, interest is payable monthly at the rate of 11.75% per annum.

(b) The Company has a revolving credit facility with Sanwa Business Credit Corporation which originally provided for borrowings of up to $15,000,000. The total commitment was reduced to $7,000,000 in early 1994, and in December 1994, the balance of the unused commitment was terminated. The agreement provided for interest of up to 1.5 points over the Sanwa's prime rate (or from 1.0 to 2.5 percentage points over LIBOR). Interest was payable quarterly in arrears on the last day of March, June, September and December, and at the end of any LIBOR borrowing period. The total commitment terminated at its maturity date of October 31, 1995. Upon the payment default at maturity, the default rate of prime plus 4% was charged. Upon the effective date of the Override Agreement, interest is payable monthly at the rate of 11.75% per annum.

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(4) NOTES AND LOANS PAYABLE (continued)

(c) Senior Secured Notes were issued on November 7, 1989 bearing interest at 10.125% and matured November 7, 1995. The interest rate increased to 10.225% effective January 1, 1991. Interest only was payable quarterly in arrears on the last day of March, June, September and December. Upon the payment default at maturity, interest was charged at 12.25%. Upon the effective date of the Override Agreement, interest is payable monthly at the rate of 11.75% per annum.

(d) Step Coupon Senior Subordinated Notes due April 30, 1996 were issued on November 7, 1989 in the principal amount of $66,137,000 with a stated interest rate of 15.7472%. Interest accreted and compounded semi- annually through  October 31, 1994.  Although  interest  payments of $5,125,618  were payable semi-annually beginning April 30, 1995 until maturity, only $1,300,000 of interest has been paid. These notes were issued with warrants to purchase up to 150 shares of Class C Non-voting Common Stock for an aggregate exercise price of $330,000. As a result of the recapitalization (See Note 5), the number of shares the warrant holders were entitled to purchase was increased to 58,531 shares of the Class C stock. There are certain restrictions as to when the warrants may be exercised, and they expire on November 7, 2001. Total proceeds from the issuance of these warrants amounted to $200,000. Accreted interest was $17,456,122, $11,879,664 and $1,708,540 at September 30, 1996, December 31, 1995 and
    December 31, 1994, respectively.

(e) Junior Subordinated Debentures due October 31, 1997, were issued on November 7, 1989 for $20,800,000, bearing interest at 13.1%. Interest is deferred and compounds annually on September 30 of each year and is payable on the maturity date. On the maturity date, the Company shall pay as additional interest on the Notes, an amount equal to the greater of 4% of net operating income of the Company from November 7, 1989 through and including the maturity date, or 15% of the fair market value of the Company, but in no event shall the amount exceed $2,153,000. Accreted and accrued interest was $29,729,270, $25,299,651 and $19,883,183 at September 30, 1996, December 31,
    1995 and December 31, 1994, respectively. These notes were issued with warrants to purchase up to 595 shares of common stock and up to 1,000 shares of 6% non-cumulative preferred stock. These warrants are exercisable in whole or in part through November 7, 1999 for an aggregate exercise price of $2,000,000. Upon exercise, the warrants can be converted into either Class A Voting Stock or Class B Non-Voting Stock at the option of the warrant holder. Shares will be issued in the ratio of .595 shares of common stock to each share of preferred stock. As a result of the recapitalization (See Note
    5), the number of shares the warrant holders were entitled to purchase was increased to 233,359 shares of common stock, in the ratio of 233.359 shares of common stock to each share of preferred stock. Total proceeds from the issuance of these warrants amounted to $1,200,000.

The Senior Subordinated and Junior Subordinated Notes will continue to earn interest at the rate of 15.5% and 13.1%, respectively, although, unless any of certain specified defaults occur, net proceeds of a sale will be distributed as provided for in the Override Agreement. The Company leased equipment under a lease agreement which is classified as a capital lease. The lease term is 3 years and expires in December, 1996.

In 1989 the Company entered into an interest cap agreement and an interest floor agreement covering $25,000,000 of borrowings which expired November 1, 1994. Under the cap agreement, Fleet Bank, (as successor to Bank of New England), made payments to the Company on a quarterly basis in an amount equal to $25,000,000 multiplied by the excess of the then current three month LIBOR rate over 9%. Under the floor agreement, the Company made payments to Crestar Bank on a quarterly basis in an amount equal to $25,000,000 multiplied by the difference between the then current three month LIBOR rate and 8%, to the extent that the three month LIBOR rate is less than 8%. Approximately $793,000 was charged to interest expense and paid in 1994 relating to the floor agreement.

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(4) NOTES AND LOANS PAYABLE (continued)

The Senior Debt and Senior Subordinated Notes are secured by substantially all the assets of the Company. The Company's debt agreements contain certain restrictive covenants requiring the maintenance of minimum subscriber levels and certain financial ratios. The Company has not been in compliance with certain covenants in its debt agreements, including the timely payment of principal and interest. (See Note 1).

DEBT MATURITIES

All of the Company's debt is due upon the consummation of the sale of the Company in accordance with the Forbearance and Override Agreements. (see Note
1).

(5) CAPITAL STOCK

The Company's Board of Directors adopted a resolution on December 31, 1995 which, among other things, established a new class of common stock (Class D), and authorized the exchange of the outstanding Class A shares for one share of Class A and 99,999 shares of Class D. Additional shares of Class B and Class C stock were authorized as well. The Company's Certificate of Incorporation was amended on February 29, 1996 to reflect these changes.

Capital stock of the Company at December 31, 1994 and prior to the December 31, 1995 resolution noted above, consisted of the following:

                                                     Number of Shares
                                                -------------------------
                                                              Issued and
                                                Authorized    Outstanding
                                                ----------    -----------
           Common Stock
              Class A-- $.10 par value               850          255
              Class B-- $.10 par value               595
              Class C-- $.10 par value               150
              6% Non-cumulative Preferred
                 Stock $1,000 par value            1,000


Capital stock of the Company after the recapitalization consists of the following at September 30, 1996 and December 31, 1995:

                                                  Number of Shares
                                              -------------------------
                                                            Issued and
                                              Authorized    Outstanding
                                              ----------    -----------
         Common Stock
              Class A-- $.10 par value          233,360               1
              Class B-- $.10 par value          231,940
              Class C-- $.10 par value           58,531
              Class D-- $.10 par value           99,999          99,999
         6% Non-cumulative Preferred
              Stock $1,000 par value              1,000

The Class A common stock is voting. The Class B, Class C and Class D shares are non-voting. Class B shares are convertible into Class A shares at a rate of one for one. See Note 4 for disclosure of warrants for unissued capital stock at September 30, 1996, December 31, 1995 and 1994.

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(6) TRANSACTIONS WITH RELATED PARTIES

KYMC acts as manager for the Company. In accordance with the management agreement, KYMC is paid a management fee equal to 3% of total revenue (as defined in the management agreement) plus out-of-pocket expenses not to exceed 1% of total revenue. The management fee for the nine months ended September 30, 1996 and the years ended December 31, 1995, 1994 and 1993 was $696,942, $842,644, $819,095 and $749,305 respectively.

Included in accounts payable and accrued expenses at December 31, 1994 is a payable in the amount of $151,190 to Scott Cable Communications, Inc. ("Scott"), an affiliated Company, for certain administrative costs paid by Scott on behalf of the Company.

(7) COMMITMENTS

The Company rents pole space, office space and equipment under operating leases. Future minimum payments, by year and in the aggregate, under noncancelable operating leases with terms of one year or more are as follows:

                          1996                $132,081
                          1997                 104,417
                          1998                  59,412
                          1999                  56,006
                          2000                  45,182
                          Thereafter            53,675
                                              --------
                          Total               $450,773
                                              ========

Rent expense for the nine months ended September 30, 1996 and the years ended December 31, 1995, 1994 and 1993 was $165,497, $202,652, $204,164 and $207,901
respectively.

(8) 401K RETIREMENT/SAVINGS PLAN

The Company's employees are covered by a 401(k) retirement/savings plan covering all employees who meet service requirements. Total plan expenses for the nine months ended September 30, 1996 and the years ended December 31, 1995, 1994 and 1993 was $5,049, $7,660, $5,769 and $7,099, respectively.

(9) REGULATORY MATTERS

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which regulates the cable television industry. Pursuant to the 1992 Cable Act, the Federal Communications Commission (the "FCC") has issued numerous regulations which include provisions regarding rates and other matters. As a result of these rules, the Company was required to reduce many of its basic service rates effective September 1, 1993, and again on August 1, 1994.

On June 5, 1995, the FCC extended regulatory relief to small cable operators. All of the Company's cable systems qualified for this regulatory relief, which allows for greater flexibility in establishing rates (including increases). On February 8, 1996, Congress enacted the 1996 Telecommunications Act which, among other things, immediately deregulated all levels of service except broadcast basic service for small cable operators for which all of the Company's cable systems qualified.

             AMERICAN CABLE ENTERTAINMENT OF KENTUCKY-INDIANA, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10) Sale of the Company's Cable Television Systems and Emergence from Bankruptcy (Unaudited)

As described in Note 1, the Company filed a prepackaged bankruptcy under Chapter 11 of the Federal Bankruptcy Code on August 1, 1996. The prepackaged bankruptcy, which was agreed to by the Company, the Company's Step Coupon Senior Subordinated Noteholders and the Company's Junior Subordinated Noteholders, called for, among other things: the sale of the Company's cable television systems to FrontierVision; the payment in full of the Senior Debtholders from the proceeds of the sale; the payment in full of trade creditors in the ordinary course of business; and the allocation of the remaining sale proceeds among the Step Coupon Senior Subordinated Noteholders, the Junior Subordinated Noteholders and KYMC.

On October 9, 1996 the Company consummated the sale of its cable television systems to FrontierVision for $146 million, subject to certain purchase price adjustments and effectively emerged from the prepackaged bankruptcy. Senior Debtholders and trade creditors were paid in full as a result of the prepackaged bankruptcy. Step Coupon Senior Subordinated Noteholders, Junior Subordinated Noteholders and KYMC, with aggregate debt of $137,161,625, at September 30, 1996 were paid $78,343,097, as a result of the prepackaged bankruptcy. During the nine months ended September 30, 1996 the Company incurred expenses totaling $912,865 in connection with the Forbearance Agreement, the Override Agreement and in connection with the reorganization of the Company under Chapter 11.

Under Generally Accepted Accounting Principles, entities in reorganization under the bankruptcy code are required to comply with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which requires, among other things: a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date; the reporting of prepetition liabilities on the basis of the expected amount of the allowed claims; and separate disclosure of expenses directly related to the reorganization of the Company. Given the sale of the Company's cable television systems and the Company's emergence from bankruptcy on October 9, 1996, the Company's unaudited financial statements as of and for the nine months ended September 30, 1996 have not been prepared in accordance with SOP 90-7. These unaudited interim financial statements have been prepared in accordance with the basis of presentation indicated in Note 2.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Triax Southeast Associates, L.P.:

We have audited the accompanying balance sheets of Triax Southeast Associates, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triax Southeast Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 1996.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                                 BALANCE SHEETS

                                                                       -------------------------------------------------------------
                                                                                                           December 31,
                                                                       September 30,           ------------------------------------
                                                                           1996                     1995                    1994
                                                                       ------------            ------------            ------------
                                                                         Unaudited
                              ASSETS
Cash                                                                   $    852,907            $  3,380,723            $    699,077
Receivables, net of allowance of $7,747, $29,985 and
    $52,302 at September 30, 1996 and December 31, 1995 and
    1994, respectively                                                      703,356                 600,866                 542,832
Prepaid Expenses                                                            100,628                 167,908                 174,821
Inventory                                                                      --                   346,274                 444,624
Property, Plant and Equipment, net                                       35,966,591              38,761,227              36,496,820
Purchased Intangibles, net                                                8,292,119               9,542,002              10,105,115
Other Assets, net                                                           959,186                 933,591               1,118,718
                                                                       ------------            ------------            ------------
TOTAL ASSETS                                                           $ 46,874,787            $ 53,732,591            $ 49,582,007
                                                                       ============            ============            ============

            LIABILITIES AND PARTNERS' CAPITAL
Accrued Interest Expense                                               $     24,924            $    258,223            $    168,559
Accounts Payable and Other Accrued Expenses                               1,611,149               1,710,636               1,962,757
Subscriber Prepayments and Deposits                                          58,724                  71,105                  42,470
Payable to Affiliates                                                       274,686                 239,021                 227,355
Debt                                                                     37,242,965              42,546,539              35,787,218
                                                                       ------------            ------------            ------------
Total Liabilities                                                        39,212,448              44,825,524              38,188,359
Partners' Capital:
    General Partner                                                         (63,376)                (50,929)                (26,063)
     Limited Partners                                                     7,725,715               8,957,996              11,419,711
                                                                       ------------            ------------            ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $ 46,874,787            $ 53,732,591            $ 49,582,007
                                                                       ============            ============            ============

























              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                            STATEMENTS OF OPERATIONS


                                                -----------------------------------------------------------------------------------
                                                 Nine Months
                                                    Ended                                        December 31,
                                                 September 30,          -----------------------------------------------------------
                                                     1996                    1995                    1994                  1993
                                                -------------           -------------          -------------            -----------
                                                  Unaudited

REVENUES                                        $ 14,520,733            $ 17,780,041            $ 15,057,652            $ 7,810,891
                                                ------------            ------------            ------------            -----------
EXPENSES:
  Programming                                      2,892,862               3,400,604               2,661,058              1,128,730
  Operating, selling, general
     and administrative                            3,953,135               5,104,803               4,489,003              2,268,325
  Overhead expenses paid to
     affiliate                                       221,847                 211,993                 176,705                 74,393
  Management fees paid to
     affiliate                                       726,036                 888,996                 752,882                390,545
  Depreciation and amortization                    5,505,387               7,344,035               6,252,573              3,307,310
                                                ------------            ------------            ------------            -----------
                                                  13,299,267              16,950,431              14,332,221              7,169,303
Operating Income                                   1,221,466                 829,610                 725,431                641,588
Loss on sale of assets                               244,180                    --                      --                     --
Interest Expense, net                              2,222,014               3,316,191               2,359,980              1,056,256
                                                ------------            ------------            ------------            -----------
NET LOSS                                        $ (1,244,728)           $ (2,486,581)           $ (1,634,549)           $  (414,668)
                                                ============            ============            ============            ===========































              The accompanying notes to financial statements are an
                       integral part of these statements.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL


                                                ------------------------------------------------------
                                                 General             Limited
                                                 Partner             Partners                  Total
                                                --------           ------------           ------------
Balances, December 31, 1992                     $ (5,571)          $  6,448,436           $  6,442,865
   Contributions                                    --                7,000,000              7,000,000
   Net loss                                       (4,147)              (410,521)              (414,668)
                                                --------           ------------           ------------
Balances, December 31, 1993                       (9,718)            13,037,915             13,028,197
   Net loss                                      (16,345)            (1,618,204)            (1,634,549)
                                                --------           ------------           ------------
Balances, December 31, 1994                      (26,063)            11,419,711             11,393,648
   Net loss                                      (24,866)            (2,461,715)            (2,486,581)
                                                --------           ------------           ------------
Balances, December 31, 1995                      (50,929)             8,957,996              8,907,067
  Net loss unaudited                             (12,447)            (1,232,281)            (1,244,728)
                                                --------           ------------           ------------
Balances, September 30, 1996 unaudited          $(63,376)          $  7,725,715           $  7,662,339
                                                ========           ============           ============





































              The accompanying notes to financial statements are an
                       integral part of these statements.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                            STATEMENTS OF CASH FLOWS


                                                 -------------------------------------------------------------
                                                  Nine Months
                                                     Ended                     Years Ended December 31,
                                                 September 30,    --------------------------------------------
                                                      1996            1995            1994           1993
                                                  -----------     -----------     -----------     ------------
                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(1,244,728)    $(2,486,581)    $(1,634,549)    $   (414,668)
   Adjustments to reconcile net loss to net
      cash flows from operating activities:
      Depreciation and amortization                 5,505,387       7,344,035       6,252,573        3,307,310
      Write-off of assets                               9,111
      (Increase) decrease in receivables, net        (102,490)        (58,034)          6,042         (345,197)
      (Increase) decrease in prepaid expenses          67,280           6,913        (128,309)         (20,657)
      (Decrease) increase in accrued interest
         expense                                     (233,299)         89,664          26,923          (45,894)
      (Decrease) increase in accounts payable
         and other accrued expenses                   (99,487)       (252,121)        803,714          274,125
      (Decrease) increase in subscriber
         prepayments and deposits                     (12,381)         28,635          (3,886)          17,495
      (Decrease) increase in payable to
         affiliates                                    35,665          11,666          72,286           30,849
                                                  -----------     -----------     -----------     ------------
      Net cash flows from operating activities      3,925,058       4,684,177       5,394,794        2,803,363
                                                  -----------     -----------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of properties, including
      purchased intangibles                          (184,000)     (6,065,116)        (74,203)     (25,342,487)
   Purchase of property, plant and equipment       (1,420,160)     (2,369,183)     (3,643,894)      (1,269,346)
   Proceeds from sale of property, plant and          108,043
      equipment                                          --              --              --               --
   (Increase) decrease in inventory                   346,274          98,350         263,815         (610,502)
    Increase in franchise costs and other assets     (183,457)        (10,387)       (121,663)            --
                                                  -----------     -----------     -----------     ------------
      Net cash flows from investing activities     (1,333,300)     (8,346,336)     (3,575,945)     (27,222,335)
                                                  -----------     -----------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                              --         9,400,000       1,000,000       19,400,000
   Repayment of borrowings                         (5,020,000)     (2,880,000)     (2,500,000)      (1,400,000)
   Partners' contributions                               --              --              --          7,000,000
   Cash paid for loan costs                              --           (66,520)       (117,107)        (340,789)
   Repayment of capital lease obligations             (99,574)       (109,675)        (60,007)         (24,725)
                                                  -----------     -----------     -----------     ------------
      Net cash flows from financing activities     (5,119,574)      6,343,805      (1,677,114)      24,634,486
                                                  -----------     -----------     -----------     ------------
NET INCREASE IN CASH                               (2,527,816)      2,681,646         141,735          215,514
CASH, beginning of period                           3,380,723         699,077         557,342          341,828
                                                  -----------     -----------     -----------     ------------
CASH, end of period                               $   852,907     $ 3,380,723     $   699,077     $    557,342
                                                  ===========     ===========     ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for interest      $ 2,549,048     $ 3,268,546     $ 2,333,057     $  1,102,150
                                                  ===========     ===========     ===========     ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Acquisitions with capital leases              $      --       $   164,996     $   233,047     $     66,236
                                                  ===========     ===========     ===========     ============
    Note issued for acquisition of properties     $      --       $   184,000     $      --       $       --
                                                  ===========     ===========     ===========     ============





              The accompanying notes to financial statements are an
                       integral part of these statements.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(1) THE PARTNERSHIP

ORGANIZATION AND CAPITALIZATION

Triax Southeast Associates, L.P. (the "Partnership") is a Delaware limited partnership formed January 23, 1992 for the purpose of acquiring, constructing, owning, and operating cable television systems, located primarily in Kentucky, North Carolina, West Virginia and Ohio. The Partnership was capitalized and commenced operations on July 28, 1992, with $7,000,000 of limited partner contributions and a $70,000 demand non-interest bearing note from its general partner, Triax Southeast General Partner, L.P. ("Southeast, G.P."). Triax Investors Southeast, L.P. ("Investors"), a limited partnership in which Triax Southeast Associates, Inc. ("Southeast Inc."), a Delaware corporation, is the general partner, contributed $1,000,000 to the Partnership.

Southeast Inc. is a wholly owned subsidiary of Triax Communications Corporation ("TCC"), a Delaware corporation. Southeast Inc. contributed capital of $1,000,000 and a $59,500 demand non-interest bearing note to Investors for a general partnership interest. In addition, Southeast Inc. contributed a $700 demand non-interest bearing note to Southeast, G.P. for a general partnership interest. Investors contributed a $59,500 demand non-interest bearing note for a limited partner interest in Southeast, G.P.

On December 15, 1993, the Partnership Agreement was amended to reflect additional capital contributions of $7,000,000 by certain limited partners. Southeast Inc. contributed $1,250,000 to Investors, who in turn contributed an additional $1,250,000 to the Partnership.

The Partnership Agreement, as amended, provides that at any time after April 30, 1997, upon notice from a majority of the limited partners that they desire to cause a sale of the Partnership's assets and business (or all of the interests in the Partnership), TCC may purchase all of the Partnership's assets and business (or all of the interests in the Partnership), subject to the approval of the majority of limited partners. In addition, after July 31, 1998, each limited partner who has made capital contributions in excess of $1,000,000 may cause the sale of the Partnership's assets and business and liquidation of the Partnership. The above dates may be extended to 1998 or 1999 to coincide with the revised termination date of one of the limited partner's partnership agreement, if and when the limited partner extends the termination date.

ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

Profits

The Partnership Agreement, as amended, provides that profits will be allocated as follows: (i) 1% to the general partner and 99% to the limited partners until profits allocated to them equal losses previously allocated; (ii) to the limited partners until the limited partners have been allocated profits equal to a 12% per annum cumulative preferred return on their capital contributions plus the amount of losses previously allocated; then, (iii) 20% to the general partner and 80% to the limited partners.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(1) THE PARTNERSHIP (continued)

Losses

The Partnership Agreement, as amended, provides that losses will be allocated 1% to the general partner and 99% to the limited partners, except no losses shall be allocated to any limited partner which would cause the limited partner's capital account to become negative by an amount greater than the limited partner's share of the Partnership's "minimum gain" (the excess of the Partnership's nonrecourse debt over its adjusted basis in the assets encumbered by nonrecourse debt), as defined, plus any amount of Partnership debt assumed by the limited partner or any amount the limited partner is obligated to contribute to the Partnership; then 100% to the general partner.

Distributions

The Partnership Agreement, as amended, provides that Distributable Cash, as defined, will be distributed as follows: (i) to the partners in proportion to their Capital Contribution Accounts, as defined, until the balances are reduced to zero; (ii) to the limited partners until the limited partners have received a 12% per annum cumulative preferred return on their capital contributions and then, (iii) 20% to the general partner and 80% to the limited partners.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The financial statements and related footnote disclosures as of September 30, 1996 and for the nine months ended September 30, 1996 are unaudited. In management's opinion, the unaudited financial statements as of September 30, 1996 and for the nine months ended September 30, 1996 include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

REVENUE RECOGNITION

Revenues are recognized in the period the related services are provided to the subscribers.

INCOME TAXES

No provision has been made for federal, state or local income taxes because they are the responsibility of the individual partners. The principal difference between net income or loss for income tax and financial reporting purposes results from the use of accelerated depreciation for tax purposes.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventory is carried at historical cost, which approximates market value, and consists primarily of installation materials and addressable trap changers.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are charged directly to expense when incurred. The Partnership capitalized a portion of technician and installer salaries to property , plant, and equipment which amounted to approximately $299,692 for the nine months ended September 30, 1996 and $283,000 and $422,000 for the years ended December 31, 1995 and 1994, respectively. Depreciation and amortization are computed using the straightline method over the following estimated useful lives:


                                  -------------------------------------------------------------
                                                            December 31,
                                   September 30,   -----------------------------
                                      1996             1995             1994           Life
                                  ------------     ------------     ------------   ------------
                                    Unaudited
Property, plant and equipment     $ 52,400,285     $ 51,188,466     $ 43,704,363     5-10 years
Less: Accumulated depreciation     (16,433,694)     (12,427,239)      (7,207,543)
                                  ------------     ------------     ------------
                                  $ 35,966,591     $ 38,761,227     $ 36,496,820
                                  ============     ============     ============

PURCHASED INTANGIBLES

Purchased intangibles are being amortized using the straight-line method over the following estimated useful lives:

                                  ----------------------------------------------------------
                                                            December 31,
                                 September 30,     -----------------------------
                                     1996              1995             1994           Life
                                 ------------      ------------     ------------     --------
                                    Unaudited
Franchise costs                   $ 13,026,848     $ 13,026,720     $ 11,832,807     10 years
Noncompete agreements                  850,000          850,000        1,700,000     3 years
                                  ------------     ------------     ------------
                                    13,876,848       13,876,720       13,532,807
Less: Accumulated amortization      (5,584,729)      (4,334,718)      (3,427,692)
                                  ------------     ------------     ------------
                                  $  8,292,119     $  9,542,002     $ 10,105,115
                                  ============     ============     ============

During 1995, the Partnership wrote-off approximately $1,000,000 of noncompete agreements, and the associated accumulated amortization, as the noncompete agreements had expired.

IMPAIRMENT OF LONG-LIVED ASSETS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted by the Company in fiscal 1996. Management believes the adoption of SFAS 121 will not have a material impact on the financial statements.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OTHER ASSETS

Other assets are being amortized using the straight-line method over the following estimated useful lives:


                      -------------------------------------------------------
                                             December 31,
                      September 30,   ---------------------------
                          1996            1995          1994         Life
                      -----------     ------------   ------------   --------
                        Unaudited
Loan costs            $ 1,111,608     $ 1,111,608    $ 1,084,999     5 years
Organization costs        441,435         441,435        441,435     5 years
Other                     187,204           3,875            --      10 years
                      -----------     -----------     ----------
                        1,740,247       1,556,918      1,526,434
Less: Accumulated
  amortization           (781,061)       (623,327)      (407,716)
                      -----------     -----------     ----------
                      $   959,186     $   933,591     $1,118,718
                      ===========     ===========     ==========

(3) ACQUISITIONS

On February 28, 1995, the Partnership acquired certain cable television systems and related assets of Rodgers Cable TV, Inc. ("Rodgers"). The purchase price of approximately $5,700,000, including closing costs, was accounted for by the purchase method of accounting and allocated as follows:

Property, plant and equipment                                         $4,580,000
Franchise costs                                                        1,019,400
Non-compete                                                              100,600
                                                                      ----------
     Total cash paid                                                  $5,700,000
                                                                      ==========

On March 31, 1995, the Partnership acquired cable television systems and related assets of Green Tree Cable T.V., Inc. The purchase price of approximately $570,000, including closing costs, was accounted for by the purchase method of accounting and allocated as follows:

Property, plant and equipment                                         $4,580,000
Franchise costs                                                        1,019,400
Non-compete                                                              100,600
                                                                      ----------
     Total cash paid                                                  $5,700,000
                                                                      ==========

On December 15, 1993, the Partnership acquired cable television systems and related assets of C4 Media Cable South, L.P. for approximately $17 million, and on December 21, 1993, acquired additional cable television system assets and related liabilities of Charter Cable, Inc. for approximately $6.5 million. Acquisition-related fees totaled approximately $700,000. The acquisitions were financed by additional limited partners' contributions of $7 million, the drawdown by the Partnership of $17.6 million under its amended Revolving Credit and Term Loan and available cash of $750,000. The acquisitions were accounted for by the purchase method of accounting and allocated as follows:

Property, plant and equipment                                        $20,144,000
Franchise costs                                                        2,756,000
Non-compete                                                              600,000
                                                                     -----------
     Total cash paid                                                 $23,500,000
                                                                     ===========

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(4) DEBT

Debt consisted of the following at September 30, 1996, and December 31, 1995 and 1994, respectively.


                                                    ----------------------------------------------
                                                                           December 31,
                                                    September 30,    -----------------------------
                                                        1996             1995             1994
                                                    ------------     ------------      -----------
                                                     Unaudited
Revolving Credit and Term Loan, interest
    payable quarterly based on varying interest
    rate options                                     $37,000,000      $42,020,000      $35,500,000
Note Payable to seller                                      --            184,000             --
Vehicle leases                                           242,965          342,539          287,218
                                                     -----------      -----------      -----------
                                                     $37,242,965      $42,546,539      $35,787,218
                                                     ===========      ===========      ===========

The Revolving Credit and Term Loan Agreement, as amended through February 28, 1995 (the "Revolver"), is collateralized by all property, plant and equipment, inventory and accounts receivable of the Partnership and all rights under present and future permits, licenses and franchises. On September 30, 1995, the outstanding principal was converted into a term loan with quarterly payments from December 31, 1995 through June 30, 2002. Commencing in 1996, within 120 days after the close of the fiscal year, the Partnership must make a mandatory prepayment in an amount equal to 50% of the excess cash flow, as defined, for the prior year. A commitment fee of 1/2% per annum is charged on the daily unused portion of the commitment amount.

The Partnership entered into LIBOR interest rate agreements with the banks related to the Revolver. The Partnership fixed the interest rate on $40 million at 7.21% for the period from June 4, 1996 to August 5, 1996. The remaining outstanding balance bears interest at prime plus 1%.

On July 1, 1994 the Partnership paid $135,000 for an interest rate cap of 7% on the LIBOR rate on $18 million effective July 1, 1994 through July 1, 1996, and on March 27, 1995, paid $62,000 for an interest rate cap of 7.5% on the LIBOR rate on $10 million effective March 27, 1995 through March 27, 1997.

The loan agreement contains certain covenants, the more significant of which include leverage and interest coverage ratios and limitations on capital expenditures.

Debt maturities required as of December 31, 1995 are as follows:

                                Year          Amount
                                ---------------------
                                1996      $ 3,174,759
                                1997        4,731,241
                                1998        5,578,235
                                1999        6,842,304
                                2000        7,920,000
                          Thereafter       14,300,000
                                          -----------
                                          $42,546,539
                                          ===========

(5) RELATED PARTY TRANSACTIONS

TCC provides management services to the Partnership for a fee equal to 5% of gross revenues, as defined. The Partnership incurred management fees totaling $726,036 for the nine months ended September 30, 1996, and $888,996, $752,882 and $390,545 in 1995, 1994 and 1993, respectively.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(5) RELATED PARTY TRANSACTIONS (continued)

TCC also allocates certain overhead expenses to the Partnership, based on proportionate subscriber revenues, which primarily relate to employment costs, which expenses are limited to 1.25% of gross revenues. These overhead expenses amounted to $168,609 for the nine months ended September 30, 1996, and $211,993, $176,705 and $74,393 in 1995, 1994 and in 1993, respectively.

TCC was paid acquisition fees of $235,000 in 1993 related to the acquisition of certain assets. Such fees are included in purchased intangibles in the accompanying balance sheets. TCC may be paid a disposition fee of 1% of the sales price of the Partnership after certain approvals of the limited partners, and after certain other conditions are met.

The Partnership purchases programming from TCC at TCC's cost, which includes volume discounts TCC might earn.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximates fair value because of the nature of the investments and the length of maturity of the investments.

The estimated fair value of the Partnership's debt instruments are based on borrowing rates that would be equal to existing rates, therefore, there is no material difference in the fair market value and the current value.

(7) REGULATORY MATTERS

In October 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission ("FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services (other than programming offered on a per-channel or per-program basis). The FCC implemented regulation which allowed cable operators to justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and to the FCC in response to complaints on rates for cable programming services.

On February 22, 1994, the FCC issued further regulations which modified the FCC's previous benchmark approach, adopted interim rules to govern cost of service proceedings initiated by cable operators, and lifted the stay of rate regulations for small cable systems, which were defined as all systems serving 1,000 or fewer subscribers.

On November 10, 1994, the FCC adopted "going forward" rules that provided cable operators with the ability to offer new product tiers priced as operators elect, provided certain limited conditions are met, permit cable operators to add new channels at reasonable prices to existing cable programming service tiers, and created an additional option pursuant to which small cable operators may add channels to cable programming service tiers.

In May 1995, the FCC adopted small company rules that provided small systems regulatory relief by implementing an abbreviated cost of service rate calculation method. Using this methodology, for small systems seeking to establish rates no higher than $1.24 per channel, the rates are deemed to be reasonable.

                        TRIAX SOUTHEAST ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(7) REGULATORY MATTERS (continued)

In February 1996, the Telecommunications Act of 1996 was enacted which, among other things, deregulated cable rates for small systems on their programming tiers.

To date, the FCC's regulations have not had a material adverse effect on the Partnership due to the lack of certifications by the local franchising authorities.

                          FINANCIAL STATEMENT SCHEDULES



FRONTIERVISION OPERATING PARTNERS, L.P.                                    PAGE

Independent Auditors' Report                                                S-2

Schedule II:  Valuation and Qualifying Accounts                             S-3

                          INDEPENDENT AUDITORS' REPORT

Under date of March 12, 1997, we reported on the consolidated balance sheets of FrontierVision Operating Partners, L.P. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and partners' capital for the year ended December 31, 1996 and the period from inception (April 17, 1995 - see Note 1) through December 31, 1995, as contained in this annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule on Page S-3. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          KPMG PEAT MARWICK LLP

Denver, Colorado
March 12, 1997

            FRONTIERVISION OPERERATING PARTNERS, L.P. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                              Amounts in Thousands




                                                        --------------------------------------------------------
                                                                      Charge to
                                                          Beginning   Costs and    Deductions/     Balance at
                                                          of Period    Expenses     Writeoffs    End of Period
                                                        --------------------------------------------------------
Allowance for uncollectible trade receivables:

Period from inception (April 17, 1995) through           $    --            58           (18)            40
    December 31, 1995

Year ended December 31, 1996
                                                         $    40           627          (345)           322



































                 See accompanying independent auditors' report.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 27, 1997.


FRONTIERVISION OPERATING PARTNERS, L.P.
                    By:      FrontierVision Partners, L.P., its general partner,
                             By:      FVP GP, L.P., its general partner
                             By:      FrontierVision Inc., its general partner
                             By:      /s/  JAMES C. VAUGHN
                                      ----------------------------------------
                                      James C. Vaughn
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.



FRONTIERVISION OPERATING PARTNERS, L.P.
Signature                   Title                               Date

/s/  JAMES C. VAUGHN        President and Chief                 March 27, 1997
--------------------------- Executive Officer (Principal
James C. Vaughn             Executive Officer)


/s/  JOHN S. KOO            Senior Vice President and Chief     March 27, 1997
--------------------------- Financial Officer (Principal
John S. Koo                 Financial Officer)



/s/  JAMES W. MCHOSE        Vice President and Treasurer         March 27, 1997
--------------------------- (Principal Accounting Officer)
James W. McHose


FRONTIERVISION CAPITAL CORP.

/s/  JAMES C. VAUGHN        President and Chief                  March 27, 1997
--------------------------- Executive Officer, Director
James C. Vaughn             (Principal Executive Officer)



/s/  JOHN S. KOO            Senior Vice President and Chief      March 27, 1997
--------------------------- Financial Officer, Director
John S. Koo                 (Principal Financial Officer)



/s/  JAMES W. MCHOSE        Vice President and Treasurer         March 27, 1997
--------------------------- (Principal Accounting Officer)
James W. McHose