Form 10-Q
period 1997-03-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1997-05-14
CIK 1019504, 1020291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

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

                                 Yes [x] No [ ]

     Number of shares of common stock of FrontierVision Capital Corporation outstanding as of May 14, 1997: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference: None.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX

PART I.  Financial Information                                                                                PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating Partners,
                  L.P. and Subsidiary......................................................................   3
                  Notes to Consolidated Financial Statements...............................................   7

                  Financial Statements of FrontierVision Capital Corporation...............................   14
                  Note to Financial Statements.............................................................   18

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................   19

PART II.          Other Information........................................................................   24


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                                                      ------------------------------
                                                                                                        March 31,       December 31,
                                                                                                         1997                  1996
                                                                                                        --------            --------

                                                                                                      (Unaudited)
                                    ASSETS
Cash and cash equivalents                                                                             $  6,004                 3,639
Accounts receivable, net of allowance for doubtful accounts
   of $212 and $322                                                                                      4,230                 4,544
Other receivables                                                                                          818                   846
Prepaid expenses and other                                                                               2,625                 2,231
Investment in cable television systems, net:
   Property and equipment                                                                              203,271               199,461
   Franchise costs                                                                                     251,593               248,055
   Covenants not to compete                                                                             11,903                12,650
   Subscriber lists                                                                                     35,473                36,321
   Goodwill                                                                                             28,767                27,879
                                                                                                      --------              --------
      Total investment in cable television systems, net                                                531,007               524,366
                                                                                                      --------              --------
Deferred financing costs, net                                                                           12,628                13,042
Earnest money deposits                                                                                   1,030                   500
                                                                                                      --------              --------
      Total assets                                                                                    $558,342               549,168
                                                                                                      ========              ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                                      $  1,792                 1,994
Accrued liabilities                                                                                     10,471                10,825
Subscriber prepayments and deposits                                                                      1,878                 1,862
Accrued interest payable                                                                                11,721                 6,290
Debt                                                                                                   398,349               398,194
                                                                                                      --------              --------
     Total liabilities                                                                                 424,211               419,165
                                                                                                      --------              --------

Partners' capital:
   FrontierVision Partners, L.P.                                                                       133,998               129,874
   FrontierVision Operating Partners, Inc.                                                                 133                   129
                                                                                                      --------              --------
      Total partners' capital                                                                          134,131               130,003

Commitments
                                                                                                      --------              --------
      Total liabilities and partners' capital                                                         $558,342               549,168
                                                                                                      ========              ========


          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands



                                            ------------------------

                                          For the Three   For the Three
                                           Months Ended    Months Ended
                                             March 31,      March 31,
                                              1997            1996

                                            --------        --------


Revenue                                     $ 31,555           9,780
Expenses:
    Operating expenses                        16,783
                                                               4,688
    Corporate administrative expenses          1,001             570
    Depreciation and amortization             14,059           3,476
                                            --------        --------
        Total expenses                        31,843           8,734
                                            --------        --------
Operating loss                                  (288)          1,046
Interest expense, net                        (10,478)         (2,473)
Other expense                                    (52)           --
                                            --------        --------
Net loss                                    $(10,818)         (1,427)
                                            ========        ========

























          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                 ------------------------------------------------
                                                                  FrontierVision
                                               FrontierVision        Operating
                                               Partners, L.P.      Partners, Inc.
                                             (General Partner)   (Limited Partner)          Total
                                                 ---------           ---------           ---------
Balance, December 31, 1995                       $  46,361                  46              46,407
      Capital contributions                        107,289                 108             107,397
      Net loss                                     (23,776)                (25)            (23,801)
                                                 ---------           ---------           ---------
Balance, December 31, 1996                         129,874                 129             130,003
      Capital contributions (Unaudited)             14,931                  15              14,946
      Net loss (Unaudited)                         (10,807)                (11)            (10,818)
                                                 ---------           ---------           ---------
Balance, March 31, 1997 (Unaudited)              $ 133,998                 133             134,131
                                                 =========           =========           =========



























          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands


                                                                          ---------------------------
                                                                        For the Three      For the Three
                                                                         Months Ended      Months Ended
                                                                           March 31,         March 31,
                                                                            1997              1996
                                                                          --------           --------

Cash Flows From Operating Activities:
  Net loss                                                                $(10,818)            (1,427)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                        14,059              3,476
       Amortization of deferred debt issuance costs                            510               --
       Interest expense deferred and included in
           long-term debt                                                      225               --
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                 431              1,603
           Prepaid  expenses and other                                        (375)              (271)
           Accounts  payable and accrued liabilities                          (996)              (372)
           Subscriber prepayments and deposits                                 (63)                 7
           Accrued interest payable                                          5,431                421
                                                                          --------           --------
               Total adjustments                                            19,222              4,864
                                                                          --------           --------
               Net cash flows from operating activities                      8,404              3,437
                                                                          --------           --------
Cash Flows From Investing Activities:
  Capital expenditures                                                      (4,982)            (1,141)
  Cash paid for franchise costs                                               (826)              --
  Earnest money deposits                                                    (1,030)              --
  Cash paid in acquisitions of cable television systems                    (13,981)           (50,466)
                                                                          --------           --------
                Net cash flows from investing activities                   (20,819)           (51,607)
                                                                          --------           --------
Cash Flows From Financing Activities:
  Debt borrowings                                                             --               30,912
  Principal payments on capital lease obligations                              (70)              --
  Increase in deferred financing fees                                          (96)               (14)
  Partner capital contributions                                             14,946             15,029
                                                                          --------           --------
                        Net cash flows from financing activities            14,780             45,927
                                                                          --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents                         2,365             (2,243)
Cash and Cash Equivalents, beginning of period                               3,639              2,650
                                                                          --------           --------
Cash and Cash Equivalents, end of period                                  $  6,004                407
                                                                          ========           ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest:                                                 $  4,339              1,807
                                                                          ========           ========







          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

FrontierVision Operating Partners, L.P. (the "Company") is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. As of March 31, 1997, the Company owned and operated cable television systems in three primary operating regions - Ohio, Kentucky and New England - with a fourth, smaller group of cable television systems in the Southeast. The Company was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware partnership. FVOP Inc. is a wholly owned subsidiary of FVP. During the period from January 1, 1997 to March 31, 1997 the Company received additional capital contributions of approximately $14,900 from its partners. FVP allocates certain administrative expenses to FVOP which are included as capital contributions from its partners. Such expense allocations were approximately $54 for the period ended March 31, 1997.

FrontierVision Capital Corporation (Capital), a Delaware corporation, is a wholly owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of the 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations.

REFERENCE TO ANNUAL REPORT

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that the accompanying financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional disclosures, including a summary of the Company's accounting policies.

The following notes, insofar as they are applicable to the three months ended March 31, 1997, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified for comparative purposes.


(2)      ACQUISITIONS AND DISPOSITIONS

The Company has completed several acquisitions from January 1, 1996 through March 31, 1997. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

On February 1, 1996, the Company acquired certain cable television assets, primarily in Virginia and Tennessee, from C4 Media Cable Southeast L.P. ("C4"), for a purchase price of approximately $48,300 (subject to adjustment), excluding working capital. Through March 31, 1997, there has been approximately $700 received in purchase price adjustments.

On March 29, 1996, the Company acquired certain cable television assets located in Maine from Americable International Maine, Inc. for a purchase price of approximately $4,800, excluding working capital.

On April 9, 1996, the Company acquired certain cable television system assets, primarily in Ohio, from affiliates of Cox Communications, Inc. ("Cox") for a purchase price of approximately $135,900, excluding working capital.

On October 7, 1996, the Company acquired certain cable television assets, primarily in Kentucky and Ohio, from Triax Southeast Associates, L.P. ("Triax"), for a purchase price of approximately $85,900 (subject to adjustment), excluding working capital. The Company has filed a claim with Triax seeking a purchase price adjustment due to what the Company believes to be a shortfall in the revenue warranted by Triax with respect to the two-month period immediately preceding the acquisition date. As the outcome of this claim is currently unknown, no benefit has been recognized in the Company's financial statements.

On October 9, 1996, the Company acquired certain cable television assets, primarily in Kentucky and Indiana, from American Cable Entertainment of Kentucky-Indiana, Inc. ("ACE") for a purchase price of approximately $147,400, excluding working capital.

During 1996, the Company also acquired certain cable television assets, located in Maine, New Hampshire, Ohio, Pennsylvania, and Maryland for a purchase price of approximately $16,500, excluding working capital, in a series of three transactions.

During the third quarter of 1996, the Company sold certain cable television system assets located in Chatsworth, Georgia and Woodstock and New Market, Virginia for aggregate disposition proceeds of approximately $15,000.

On March 20, 1997, the Company acquired certain cable television assets located in Kentucky, from Bluegrass Cable Partners, L.P. for a purchase price of approximately $10,300 (subject to adjustment), excluding working capital. As of March 31, 1997, the Company had advanced $30 in the form of a letter of credit in connection with the transfer of a certain franchise in favor of the Company.

On March 28, 1997, the Company acquired certain cable television assets located in Kentucky, from Clear Cable T.V., Inc. and B&G Cable T.V. Systems, Inc. for a purchase price of approximately $1,700 (subject to adjustment), excluding working capital.

On March 31, 1997, the Company acquired certain cable television assets located in Ohio, from Milestone Communications of New York, L.P. for a purchase price of approximately $2,900 (subject to adjustment), excluding working capital.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

The combined purchase price of selected of these acquisitions have been allocated to the acquired assets and liabilities as follows:

                                               ---------------------------
                                             Acquisitions     Acquisitions
                                             for the Three    for the Three
                                             Months Ended      Months Ended
                                            March 31, 1997    March 31, 1996
                                               --------           --------
Property, plant and equipment                  $  5,760             32,657
Franchise Costs                                   7,166             14,621
Subscriber Lists                                    644                260
Covenant not to compete                            --                3,355
Goodwill                                          1,322              2,175
                                               --------           --------
  Subtotal                                       14,892             53,068
                                               --------           --------
Net working capital deficit                        (411)              (100)
Less - Earnest money deposits applied              (500)            (2,502)
                                               --------           --------
  Total cash paid for acquisitions             $ 13,981             50,466
                                               ========           ========

The Company has reported the operating results of its acquired cable systems from the date of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the three months ended March 31, 1996, assuming the C4, Cox, Triax and ACE acquisitions (the "Acquisitions") had been consummated on January 1, 1996, are as follows:


                                                                      Three Months Ended March 31, 1996
                                                                 -------------------------------------------
                                                                Historical                          Pro Forma
                                                                 Results        Acquisitions         Results
                                                                 -------           -------           -------
Revenue                                                          $ 9,780            19,428            29,208
Operating, selling, general and administrative expenses           (5,258)          (10,753)          (16,011)
Depreciation and amortization                                     (3,476)          (10,190)          (13,666)
                                                                 -------           -------           -------
Operating income (loss)                                            1,046            (1,515)             (469)
Interest and other expenses                                       (2,473)           (8,298)          (10,771)
                                                                 -------           -------           -------
Net loss                                                         $(1,427)           (9,813)          (11,240)
                                                                 =======           =======           =======

The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the Acquisitions been consummated on the dates indicated. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregated basis.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT

The Company's debt was comprised of the following:

                                                                                --------------------------
                                                                                March 31,       December 31,
                                                                                  1997              1996
                                                                                --------          --------
Bank Credit Facility (a) --
  Term loans,  due June 30, 2004,  interest based on various  floating rate options (8.44% and 8.6% weighted average at March
     31, 1997 and December 31, 1996, respectively), payable monthly             $190,000           190,000
11% Senior Subordinated Notes due 2006 (b)                                       200,000           200,000
Subordinated promissory notes to UVC, due December 31,
  2004, with interest as described below (c)                                       8,349             8,124
Capital lease obligations, monthly payments of $3, including average
  interest at 9.1%, due November 1998 and May 1999                                  --                  70
                                                                                --------          --------
Total debt                                                                      $398,349           398,194
                                                                                ========          ========

(a)      Bank Credit Facility.

         The Company has an Amended and Restated Credit Facility (the "Senior Credit Facility") which includes a $75.0 million revolving credit facility ("Revolving Credit Facility"), a $100.0 million term loan ("Facility A Term Loan") and a $90.0 million term loan ("Facility B Term Loan"). The Facility A Term Loan and the Revolving Credit Facility both mature on June 30, 2004. Escalating principal payments are due quarterly beginning September 30, 1998 under the Facility A Term Loan with quarterly principal reductions of the Revolving Credit Facility also beginning September 30, 1998. The Facility B Term Loan matures June 30, 2005 with 91% of the principal being repaid in the last four quarters of the term of the facility.

         Under the terms of the Senior Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ended December 31, 1998, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the credit agreement. The Company also pays commitment fees of 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under the bank credit facility.

         The Senior Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio, fixed charges ratio, and capital expenditures. In addition, the Senior Credit Facility has restrictions on certain Partnership distributions. As of March 31, 1997, the Company was in compliance with the financial covenants of the Senior Credit Facility.

         All partnership interests in the Company and all assets of the Company and its subsidiary are pledged as collateral for the Senior Credit Facility.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)    DEBT (continued)

         In order to convert certain of the interests payable at variable rates under the Senior Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and
         (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the agreement. For the three month period ended March 31, 1997, the Company had recognized an increase in interest expense of approximately $169 as a result of these interest rate swap agreements.

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

         The Subordinated Note Indenture (the "Indenture") also requires the Company to maintain compliance with covenants relating to total indebtedness. In addition, the Indenture has certain restrictions on distributions, mergers, asset sales and changes in control of the Company. As of March 31, 1997, the Company was in compliance with the financial covenants of the Indenture.

(c)      Subordinated Promissory Note to UVC

         The subordinated promissory note to UVC, dated November 9, 1995, bears interest at 9% for the first three years. At the end of each subsequent year, the annual interest rate increases 2% per year. Under the terms of the subordinated promissory note, the Company may issue additional subordinated promissory notes rather than making cash interest payments. In this event, the subordinated promissory note bears interest equal to the annual interest of the original promissory note plus 2.5% for the first three years and 3% for each of the subsequent years. Further, in the event the Company's leverage ratio exceeds certain specified amounts, the interest rate also increases by 2%. Under the terms of the subordinated promissory note, the Company can prepay the balance at any time.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

The debt of the Company matures as follows:

                       Year ended December 31 --
                       1997                      $    --
                       1998                        3,675
                       1999                        9,350
                       2000                       13,350
                       2001                       17,350
                       Thereafter                354,624
                                                --------
                                                $398,349
                                                ========


(4)    COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the three month periods ended March 31, 1997 and 1996 was $926 and $382, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to March 31, 1997 are as follows:

                        Year ended December 31 --
                        1997                     $  399
                        1998                        400
                        1999                        310
                        2000                        172
                        2001                        133
                        Thereafter                  301
                                                 ------
                                                 $1,715
                                                 ======


In October 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission ("FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services which allowed cable operators to justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and to the FCC in response to complaints on rates for cable programming services. The FCC also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for the changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise related obligations. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated service and equipment rates using a simplified cost-of-service formula. For a more detailed discussion of these matters, see "Legislation and Regulation" and Note 7 to the Company's consolidated financial statements in Form 10-K for the fiscal year ended December 31, 1996.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands


(4)    COMMITMENTS AND CONTINGENCIES (continued)

As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

The Company's agreements with franchise authorities require the payment of annual fees which approximate 5% of system franchise revenue. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended period of up to fifteen years.


(5)      SUBSEQUENT EVENTS

On January 8, 1997, the Company entered into an asset purchase agreement with Triax Associates I, L.P., to acquire certain cable television assets, located in Ohio and Michigan, for a cash purchase price of $34,500. As of March 31, 1997, the Company had advanced $1,000 as an earnest money deposit related to this transaction.

On May 8, 1997, the Company entered into an asset purchase agreement with A-R Cable Services-ME, Inc., a wholly-owned subsidiary of Cablevision Systems, Inc., to acquire certain cable television assets in Maine, for a cash purchase price of approximately $78,300.

On May 12, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Vermont, Inc., and Westmarc Development Joint Venture to acquire certain cable television assets, primarily in New Hampshire and Vermont, for a cash purchase price of $34,500.

As of May 13, 1997, the Company had entered into additional letters of intent or asset purchase agreements to acquire certain cable television systems, primarily located in Ohio, Kentucky, and Michigan, in four separate transactions, for aggregate consideration of approximately $25,900.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                  BALANCE SHEET


                                                                     ---------------------
                                                                    March 31,    December 31,
                                                                      1997           1996
                                                                     -----           -----
                                                                   (Unaudited)
                                     ASSETS


Cash                                                                  $ 177             188
                                                                      -----           -----
            Total assets                                              $ 177             188
                                                                      =====           =====


                        LIABILITIES AND OWNER'S EQUITY

Payable to FVOP                                                       $ 100             100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                1               1
      Additional paid-in capital                                         99              99
      Retained deficit                                                  (23)            (12)
                                                                      -----           -----
          Total owner's equity                                           77              88
                                                                      -----           -----

          Total liabilities and owner's equity                        $ 177             188
                                                                      =====           =====

















               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS



                                                  ------------------------
                                             For the Three     from July 26, 1996
                                              Months Ended     (inception) through
                                                March 31,          December 31,
                                                  1997                 1996
                                                  ----                ----
                                             (Unaudited)

Revenue                                           $--                   --

General and administrative expenses                 11                  12
                                                  ----                ----

   Net loss                                       $(11)                (12)
                                                  ====                ====


























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                                 ------------------------------------------------------
                                                 Common       Additional        Retained       Total owner's
                                                 stock     paid-in capital      deficit           equity
                                                 ----            ----             ----             ----
Balance, at July 26, 1996 (inception)            $--               --               --               --
       Issuance of Common Stock                     1              99               --              100
       Net loss                                   --               --              (12)             (12)
                                                 ----            ----             ----             ----
Balance, December 31, 1996                          1              99              (12)              88
       Net loss (Unaudited)                       --               --              (11)             (11)
                                                 ----            ----             ----             ----
Balance, March 31, 1997 (Unaudited)              $  1              99              (23)              77
                                                 ====            ====             ====             ====



































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS



                                                             -----------------------
                                                                           For the period
                                                        For the Three      from July 26,
                                                         Months Ended      1996 through
                                                           March 31,        December 31,
                                                             1997              1996
                                                             -----             -----
                                                          (Unaudited)
Cash flows from operating activities:
      Net loss                                               $ (11)              (12)
      Decrease in receivable from affiliate                     --               100
                                                             -----             -----
      Net cash flows used in operating activities              (11)               88
                                                             -----             -----
Cash flows from investing activities                            --                --
                                                             -----             -----
Cash flows from financing activities:
      Advance from FVOP                                         --               100
                                                             -----             -----
      Net cash flows from financing activities                  --               100
                                                             -----             -----
Net increase in cash and cash equivalents                      (11)              188
Cash and cash equivalents, beginning of period                 188                --
                                                             -----             -----
Cash and cash equivalents, end of period                     $ 177               188
                                                             =====             =====

























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                  NOTE TO THE FINANCIAL STATEMENTS (Unaudited)


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

PART I. FINANCIAL INFORMATION


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Post-Effective Amendment No. 1 to Form S-1 filed March 28, 1997 (File no. 333-9535).

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:


                           Predecessor Owner                                 Date Acquired        Acquisition Cost (a)
                           -----------------                                 -------------        -------------------

United Video Cablevision, Inc. (the "UVC Systems")                           November 9, 1995      $121.8 million
Longfellow Cable Company, Inc. (the "Longfellow Systems")                    November 21, 1995     $6.1 million
C4 Media Cable Southeast, Limited Partnership (the "C4 Systems")             February 1, 1996      $47.6 million *
Americable International Maine, Inc. (the "Americable Systems")              March 29, 1996        $4.8 million
Cox Communications (the "Cox Systems")                                       April 9, 1996         $135.9 million
Phoenix Grassroots Cable Systems, LLC (the "Grassroots Systems")             August 29, 1996       $9.7 million
Triax Southeast Associates, L.P. (the "Triax Systems")                       October 7, 1996       $85.9 million *
American  Cable  Entertainment  of  Kentucky-Indiana,Inc. (the "ACE          October 9, 1996       $147.4 million
     Systems")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. (the "Penn/Ohio Systems")            October 31, 1996      $3.8 million
SRW, Inc.'s Deep Creek Cable TV, L.P. (the "Deep Creek System")              December 23, 1996     $3.0 million *
Bluegrass Cable Partners, L.P. (the "Bluegrass Systems"),                    March 20, 1997        $10.3 million *
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc. (the "Clear/B&G     March 28, 1997        $1.7 million *
     Systems")
Milestone Communications of New York, L.P. (the "Milestone Systems")         March 31, 1997        $2.9 million *

-----------
(a) Acquisition cost represents purchase price including certain purchase accounting adjustments.
*    Subject to adjustment.

During the third quarter of 1996, the Company sold systems serving, in the aggregate, approximately 10,400 basic subscribers located in Chatsworth, Georgia and Woodstock and New Market, Virginia for aggregate disposition proceeds of approximately $15.0 million.

As of March 31, 1997, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 519,200 homes and served approximately 362,350 basic subscribers. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

As of May 13, 1997, the Company had entered into additional letters of intent or asset purchase agreements to acquire certain cable television systems, primarily located in Maine, Ohio and Kentucky, in seven separate transactions, for aggregate consideration of approximately $173.2 million. The transactions are expected to close by the fourth quarter of 1997. These transactions are subject to customary closing conditions, and, certain regulatory approvals that are not completely within the Company's control. See
Note 5 to the financial statements for a more detailed description.


RESULTS OF OPERATIONS

The three month period ended March 31, 1997, is the only period in which the Company operated all of the Existing Systems, although certain systems (the Bluegrass Systems, the Milestone Systems, and the Clear/B&G Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company. The three month period ended March 31, 1996, represents the integration of the UVC Systems, the Longfellow Systems, and the C4 Systems, into the operations of the Company, although the C4 Systems and the Americable Systems were purchased during the period and are only reflected for that portion of the period that such systems were owned by the Company.

As a result of the Company's limited operating history, the Company believes that its results of operations for the three month periods ended March 31, 1997 and 1996 are not indicative of the Company's results of operations in the future.

                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996
                                   (Unaudited)


                            ----------------------------------------------------------
                                  Three Months Ended            Three Months Ended
                                   March 31, 1997                  March 31, 1996
                            --------------------------      --------------------------
                             Amount          % of Revenue    Amount         % of Revenue
                            --------              ----      --------              ----
Amounts in thousands
Revenue                     $ 31,555             100.0%     $  9,780             100.0%
Expenses
   Operating expenses         16,783              53.2         4,688              47.9
   Corporate expenses          1,001               3.2           570               5.8
                            --------              ----      --------              ----
EBITDA (a)                  $ 13,771              43.6%     $  4,522              46.2%
                            ========              ====      ========              ====

Basic Subscribers            362,350                         126,250
Pay Units                    149,500                          49,750

---------
 (a)EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's Senior Credit Facility and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

Revenue increased 222.6%, or approximately $21.8 million, to approximately $31.6 million for the three months ended March 31, 1997 from approximately $9.8 million for the three months ended March 31, 1996. Operating and corporate expenses increased approximately 258.0% and 75.6%, respectively, for the three months ended March 31, 1997 from the three months ended March 31, 1996. Basic subscribers increased approximately 187.0% from 126,250 at March 31, 1996 to 362,350 as of March 31, 1997, while pay units increased approximately 200.5% from 49,750 to 149,500 over the twelve month period. Increases in the relative percentage of operating expenses to revenue was primarily attributable to the Company's acquisition of cable systems which operated at lower margins.

The decrease in the  relative  percentage  of  Corporate  expenses to revenue is
attributable   to  the  Company  having  been  staffed  at  March  31,  1996  in anticipation of the acquisition of additional subscribers.

Significant growth in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems in a series of nine separate transactions. The Company's primary focus over the twelve month period has been to achieve critical mass through acquisitions, to establish its core geography and to begin the consolidation of operations. By early 1998, the Company expects to reach its growth objective of acquiring geographically concentrated cable systems serving at least 500,000 basic subscribers in operating clusters of 100,000 or more subscribers each.

As its operations base has developed, the Company has increased its focus on the integration of business operations to achieve efficiencies, the significant investment in technical plant and the promotion of new and existing services to drive revenues. In the first quarter of 1997, the Company has made progress in certain phases of these objectives.

The Company has consummated three acquisitions during the first quarter of 1997, acquiring cable systems serving, in the aggregate, approximately 10,800 basic subscribers in Ohio and Kentucky. The Company is integrating employees from these predecessor owners, in the process reducing employee staffing by approximately 35% from pre-acquisition levels. The Company is completing the conversion of three separate billing systems into its automated billing system and centralized database and will serve these customers from its regional customer service centers in Chillicothe, Ohio, and Richmond, Kentucky.

The Company has initiated the process of rebuilding and upgrading certain systems, completing line extensions and consolidating headends. The Company had capital expenditures of approximately $5.0 million during the first quarter of 1997 related to its technical enhancement activities. The Company completed its rebuild of the Winchester, Kentucky system to a 750 MHz design and expended significant capital for the headend equipment needed to launch additional channels contemporaneously with the service rate increases anticipated over the course of the year. During the first three months of 1997, the Company completed the consolidation of one headend facility and initiated the process of eliminating four additional headend facilities. Approximately nineteen new miles of plant was activated, passing 485 additional homes.

In an effort to maximize revenue from existing subscribers, the Company has established a centralized, in-house tele-marketing center equipped with state-of-the art predictive dialing and communications equipment. The Company commenced operations of its centralized telemarketing center on April 7, 1997, and is initially focusing on telemarketing premium services to its customers in the Company's Ohio operating region. While the ultimate financial statement impact cannot be determined, initial results from the tele-marketing efforts have exceeded the Company's expectations. Initially staffed by only eight tele-marketing representatives, the Company has seen an average sales to contact ratio in excess of that generally realized by third-party tele-marketing service providers previously used by the Company.

In March 1997, the Company increased basic and tiered basic rates to, in the aggregate, approximately 84,500 subscribers, or approximately 67.2% of its subscribers in its Kentucky region. The service rate increases were generally accompanied by the addition of between 1 and 8 new basic and tiered basic channels and, on average, basic service rates were increased 3.9% and tiered basic 10.6%. Although there can be no assurance as to the long-term effect of the rate adjustments, the Company believes that its strategy of increasing service rates while simultaneously offering more services and greater customer choice will have a positive impact on its financial results.

During late February and early March of 1997, certain of the communities served by the Company in Ohio, Kentucky and Indiana along the Ohio River experienced devastating floods. The Company expects that a portion of the damage to the Company's cable television infrastructure will be covered by insurance. As of May 1, 1997, the Company has disconnected service to approximately 400 subscribers for flood related reasons, including the fact that many of the subscriber's homes were completely destroyed. The Company is continuing to evaluate the immediate as well as long-term financial effect of the flooding and its rights under various insurance arrangements. The results of operations at March 31, 1997 do not include any material financial impact of the flood.


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

The Company has entered into a $265.0 million Amended and Restated Credit Agreement (the "Senior Credit Facility") with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Managing Agent, and the other lenders signatory thereto. The Senior Credit Facility includes a $75.0 million, 8.25-year reducing revolving credit facility ("Revolving Credit Facility"), a $100.0 million, 8.25-year term loan ("Facility A Term Loan") and a $90.0 million, 9.25-year term loan ("Facility B Term Loan"). At March 31, 1997, the Company had no outstanding borrowings under the Revolving Credit Facility, $100.0 million outstanding under the Facility A Term Loan and $90.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at March 31, 1997 on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 8.69% and 8.22%, respectively. The Company has entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000.

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

On October 7, 1996, the Company issued $200.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The Company paid its first interest payment of $11.5 million on April 15, 1997. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the Notes, the Partnership entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the Notes. The financial statement effect of these agreements will be to increase the effective interest rate which the Company incurs over the life of the Notes.

In addition, in connection with the acquisition of the ACE Systems and the Triax Systems, FrontierVision Partners, L.P. ("FVP"), the Company's sole general partner, received additional equity commitments of approximately $76.0 million. FVP currently has available for use an additional $21.0 million in commitments, the net proceeds of which will be contributed to the Company over time to fund future acquisitions. Such remaining commitments will expire on June 30, 1997, subject to election by FVP, and approval by the Advisory Committee to extend the commitment period to June 30, 1998.

During the three month period ended March 31, 1997, the Company received approximately $14.9 million of equity contributions from its partners. Such equity contributions and senior debt, along with cash flow generated from operations, has been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt load in accordance with the provisions of the Senior Credit Facility from EBITDA of approximately $13.8 million generated by the Company for the three month period ended March 31, 1997.

In connection with the acquisition of the UVC Systems, the Company issued a subordinated note to UVC in the aggregate principal amount of $7.2 million (the "UVC Note"). It is possible that the Company will cause the conversion of $5.0 million aggregate principal amount of the UVC Note into limited partnership interests of the Company and repay the balance of the UVC Note. In addition, the Company may pay off the UVC Note at any time. However, as of May 14, 1997, the UVC Note had not yet been converted or repaid, and the Company is currently considering all options related thereto.

The Company had capital expenditures of approximately $5.0 million during the three month period ended March 31, 1997, primarily consisting of expenditures for the construction and expansion of the delivery system; additional costs were incurred related to the expansion of customer service facilities. In addition, the Company capitalized approximately $0.8 million attributable to the cost of obtaining certain franchise, leasehold and other long-term agreements. The Company expects to spend in excess of $52 million over the next two years for capital improvement related projects consisting primarily of installation of fiber optic cable and microwave links which will allow for the anticipated reduction in the number of headends, analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services and the continued deployment of coaxial cable to build-out existing systems.

Cash flows from operating activities for the three months ended March 31, 1997 were $8.4 million compared to $3.4 million for the three months ended March 31, 1996. The increase was primarily a result of cable television system operations acquired during 1996. Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the three month period ended March 31, 1997 were approximately $5.0 million compared to approximately $1.1 million for the three month period ended March 31, 1996. Capital expenditures are discussed in greater detail above. The Company invested approximately $14.0 million in acquisitions during the three months ended March 31, 1997 compared with approximately $50.5 million for the same period in 1996. Acquisitions during the first quarter of 1997 were financed primarily with equity contributions from the Company's partners; acquisitions during the first quarter of 1996 were financed primarily with borrowings under the Senior Credit Facility and, to a lesser extent, with equity contributions from the Company's partners.

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Agreement of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.2     Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.9     Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1     Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        27.3    Financial Data Schedule as of and for the three month period ended March 31, 1997, and Amended
                Financial Data Schedule as of and for the three month period ended March 31, 1996.
       ---------------

       Footnote References
       (1)    Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1,
              File No. 333-9535.
       (2)    Incorporated by reference to the exhibits of the Registrant's Quarterly Report on Form 10-Q, for
              the quarter ended September 30, 1996, File No. 333-9535.

    (b)  Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                            FRONTIERVISION OPERATING PARTNERS, L.P.

                   By:      FrontierVision Partners, L.P., its general partner,
                            By:     FVP GP, L.P., its general partner
                            By:     FrontierVision Inc., its general partner
                            By:     /s/  JAMES W. MCHOSE
                                    -------------------
                                    James W. McHose
                                    Vice President and Treasurer



Date:  May 14, 1997        By:      /s/ JAMES W. MCHOSE
                                    -------------------
                                    James W. McHose
                                    Vice President and Treasurer



                           By:      /s/ JAMES W. MCHOSE
                                    -------------------
                                    James W. McHose
                                    Vice President and Treasurer
                                    (Principal Accounting Officer)



                           FRONTIERVISION CAPITAL CORP.


Date:  May 14, 1997        By:      /s/ JAMES W. MCHOSE
                                    -------------------
                                    James W. McHose
                                    Vice President and Treasurer


                           By:      /s/ JAMES W. MCHOSE
                                    -------------------
                                    James W. McHose
                                    Vice President and Treasurer
                                    (Principal Accounting Officer)