Form 10-Q
period 1997-06-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1997-08-14
CIK 1019504, 1020291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

                                 Yes [x] No [ ]

       Number of shares of common stock of FrontierVision Capital Corporation outstanding as of August 14, 1997: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX


PART I.  Financial Information                                                                            PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating Partners, L.P.
                  and Subsidiary............................................................................3
                  Notes to Consolidated Financial Statements............................................... 7

                  Financial Statements of FrontierVision Capital Corporation...............................14
                  Note to Financial Statements.............................................................18

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................19

PART II.          Other Information........................................................................25


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                            -------------------------------------
                                                                               June 30,            December 31,
                                                                                 1997                  1996
                                                                            ----------------       --------------
                                                                              (Unaudited)
                                    ASSETS
   Cash and cash equivalents                                                 $      6,499                 3,639
   Accounts receivable, net of allowance for doubtful accounts
      of $205 and $322                                                              5,164                 4,544
   Other receivables                                                                  686                   846
   Prepaid expenses and other                                                       2,604                 2,231
   Investment in cable television systems, net:
      Property and equipment                                                      212,875               199,461
      Franchise cost and other intangible assets                                  349,659               324,905
                                                                             ------------           -----------
         Total investment in cable television systems, net                        562,534               524,366
                                                                             ------------           -----------
   Deferred financing costs, net                                                   12,165                13,042
   Earnest money deposits                                                           8,259                   500
                                                                             ------------           -----------
         Total assets                                                        $    597,911               549,168
                                                                             ============           ===========

                      LIABILITIES AND PARTNERS' CAPITAL
   Accounts payable                                                          $      2,558                 1,994
   Accrued liabilities                                                             12,372                10,825
   Subscriber prepayments and deposits                                              1,929                 1,862
   Accrued interest payable                                                         5,692                 6,290
   Debt                                                                           429,096               398,194
                                                                             ------------           -----------
        Total liabilities                                                         451,647               419,165
                                                                             ------------           -----------

   Partners' capital:
      FrontierVision Partners, L.P.                                               146,118               129,874
      FrontierVision Operating Partners, Inc.                                         146                   129
                                                                             ------------           -----------
         Total partners' capital                                                  146,264               130,003
   Commitments
                                                                             ------------           -----------
         Total liabilities and partners' capital                             $    597,911               549,168
                                                                             ============           ===========








                See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands





                                           ----------------------------------------------------------------
                                         For the Three      For the Three      For the Six        For the Six
                                         Months Ended        Months Ended      Months Ended       Months Ended
                                            June 30,            June 30,         June 30,           June 30,
                                             1997                1996              1997               1996
                                           --------           --------           --------           --------


Revenue                                    $ 34,081             17,759             65,636             27,539
Expenses:
Operating expenses                           17,679              8,980             34,462             13,668
Corporate administrative expenses             1,048                695              2,049              1,265
Depreciation and amortization                15,132             10,119             29,191             13,595
                                           --------           --------           --------           --------
Total expenses                               33,859             19,794             65,702             28,528
                                           --------           --------           --------           --------
Operating income/(loss)                         222             (2,035)               (66)              (989)
Interest expense, net                       (10,824)            (4,831)           (21,302)            (7,304)
Other income/(expense)                            5               --                  (47)              --
                                           --------           --------           --------           --------
Net loss                                   $(10,597)            (6,866)           (21,415)            (8,293)
                                           ========           ========           ========           ========






















          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                        --------------------------------------------------------
                                                                               FrontierVision
                                                         FrontierVision          Operating
                                                         Partners, L.P.         Partners, Inc.
                                                       (General Partner)      (Limited Partner)         Total
                                                        -------------            ------------      -------------
Balance, December 31, 1995                              $      46,361                      46             46,407
      Capital contributions                                   107,289                     108            107,397
      Net loss                                                (23,776)                    (25)           (23,801)
                                                        -------------            ------------      -------------
Balance, December 31, 1996                                    129,874                     129            130,003
      Capital contributions (Unaudited)                        37,638                      38             37,676
      Net loss (Unaudited)                                    (21,394)                    (21)           (21,415)
                                                        -------------            ------------      -------------
Balance, June 30, 1997 (Unaudited)                      $     146,118                     146            146,264
                                                        =============            ============      =============



























          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                          ---------------------------
                                                                         For the Six        For the Six
                                                                         Months Ended       Months Ended
                                                                            June 30,          June 30,
                                                                              1997              1996
                                                                          --------           --------

Cash Flows From Operating Activities:
  Net loss                                                                $(21,415)            (8,293)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                        29,191             13,595
       Amortization of deferred debt issuance costs                          1,020                 --
       Interest expense deferred and included in
           long-term debt                                                      472                 --
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                (462)              (988)
           Prepaid  expenses and other                                        (352)              (536)
           Accounts  payable and accrued liabilities                         1,310              1,322
           Subscriber prepayments and deposits                                 (66)              (129)
           Accrued interest payable                                           (598)             2,195
                                                                          --------           --------
               Total adjustments                                            30,515             15,459
                                                                          --------           --------
               Net cash flows from operating activities                      9,100              7,166
                                                                          --------           --------
Cash Flows From Investing Activities:
  Capital expenditures                                                      (9,881)            (3,369)
  Pending acquisition costs                                                   (132)               (89)
  Cash paid for franchise costs                                               (437)                --
  Earnest money deposits                                                    (8,259)            (3,000)
  Cash paid in acquisitions of cable television systems                    (55,494)          (178,791)
                                                                          --------           --------
               Net cash flows from investing activities                    (74,203)          (185,249)
                                                                          --------           --------
Cash Flows From Financing Activities:
  Debt borrowings                                                           41,500            124,100
  Debt payments                                                            (11,000)                --
  Principal payments on capital lease obligations                              (70)               (13)
  Increase in deferred financing fees                                         (143)            (3,112)
  Partner capital contributions                                             37,676             55,867
                                                                          --------           --------
               Net cash flows from financing activities                     67,963            176,842
                                                                          --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents                         2,860             (1,241)
Cash and Cash Equivalents, beginning of period                               3,639              2,650
                                                                          --------           --------
Cash and Cash Equivalents, end of period                                  $  6,499              1,409
                                                                          ========           ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                  $ 20,448              4,902
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

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

FrontierVision Operating Partners, L.P. (the "Company") is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. As of June 30, 1997, the Company owned and operated cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast. The Company was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware limited partnership. FVOP Inc. is a wholly owned subsidiary of FVP. During the period from January 1, 1997 to June 30, 1997, the Company received additional capital contributions of approximately $37,676 from its partners. FVP allocates certain administrative expenses to FVOP, which are included as capital contributions from its partners. Such expense allocations were approximately $255 for the six months ended June 30, 1997.

FrontierVision Capital Corporation ("Capital"), a Delaware corporation, is a wholly owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations.

REFERENCE TO ANNUAL REPORT

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies.

The following notes, insofar as they are applicable to the six months ended June 30, 1997, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified for comparative purposes.


(2)      ACQUISITIONS AND DISPOSITIONS

The Company has completed several acquisitions since its inception through June 30, 1997. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition. The following table lists the acquisitions and the purchase price allocation for each.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $86,000
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,500
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,300
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900 *
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700 *
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,800 *
-------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of June 30, 1997.
*     Subject to adjustment.

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                                    ----------------------------------
                                                                      Acquisitions     Acquisitions
                                                                      for the Six      for the Six
                                                                      Months Ended     Months Ended
                                                                    June 30, 1997(a) June 30, 1996(a)
                                                                       -----------     -----------
Property and equipment                                                 $    17,980          68,845
Franchise cost and other intangible assets                                  38,928         121,242
                                                                       -----------     -----------
    Subtotal                                                                56,908         190,087
                                                                       -----------     -----------
Net working capital deficit                                                   (914)         (1,794)
Less - Earnest money deposits applied                                         (500)         (9,502)
                                                                       ------------    -----------
    Total cash paid for acquisitions                                   $    55,494         178,791
                                                                       ===========     ===========
------------
(a) The combined  purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the six months ended June 30, 1996, assuming the C4, Cox, Triax and ACE acquisitions (the "Acquisitions") had been consummated on January 1, 1996, are as follows:


                                                            ----------------------------------------------
                                                                   Six Months Ended June 30, 1996
                                                            ----------------------------------------------
                                                              Historical                         Pro Forma
                                                               Results         Acquisitions       Results
                                                            -----------       ------------    ------------
Revenue                                                     $   27,539             32,484          60,023
Operating, selling, general and administrative expenses        (14,933)           (18,236)        (33,169)
Depreciation and amortization                                  (13,595)           (16,580)        (30,175)
                                                            -----------       ------------    ------------
Operating income (loss)                                           (989)            (2,332)         (3,321)
Interest and other expenses                                     (7,304)           (14,040)        (21,344)
                                                            -----------       ------------    ------------
Net loss                                                    $   (8,293)           (16,372)        (24,665)
                                                            ===========       ============    ============

The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the Acquisitions been consummated on the dates indicated. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregate basis.

On May 8, 1997, the Company entered into an asset purchase agreement with A-R Cable Services - ME, Inc., a wholly-owned subsidiary of Cablevision Systems, Inc., to acquire certain cable television assets in Maine, for a cash purchase price of approximately $78,160. As of June 30, 1997, the Company had advanced $7,816 as an earnest money deposit related to this transaction.

On May 12, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Vermont, Inc., and Westmarc Development Joint Venture to acquire certain cable television assets, in New Hampshire and Vermont, for a cash purchase price of $34,500.

On June 9, 1997, the Company entered into an asset purchase agreement with SRW, Inc.'s Blue Ridge Cable Systems, L.P. to acquire certain cable television assets, in Tennessee and North Carolina, for a cash purchase price of $4,050. As of June 30, 1997, the Company had advanced $100 as an earnest money related to this transaction.

On June 10, 1997, the Company entered into an asset purchase agreement with PCI Incorporated to acquire certain cable television assets, in Maine, for a cash purchase price of $13,500. As of June 30, 1997, the Company had advanced $200 as an earnest money related to this transaction.

As of June 30, 1997, the Company had advanced $30 and $113 to Bluegrass and Phoenix, respectively, in the form of letters of credit in connection with the transfer of certain franchises in favor of the Company.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)    DEBT

The Company's debt was comprised of the following:


                                                                                    -----------------------------
                                                                                      June 30,       December 31,
                                                                                         1997             1996
                                                                                        ----             ----
Bank Credit Facility (a) --
  Revolving credit loan, due June 30, 2004, interest based on various
     floating rate options (8.19% average at June 30, 1997), payable monthly          $ 30,500              --
  Term loans, due June 30, 2004, interest based on various
     floating rate options (8.55% and 8.60% weighted average at June
     30, 1997 and December 31, 1996, respectively), payable monthly                    190,000           190,000
11% Senior Subordinated Notes due 2006 (b)                                             200,000           200,000
Subordinated promissory note to UVC, due December 31,
  2004, with interest as described below (c)                                             8,596             8,124
Capital lease obligations, monthly payments of $3, including average
  interest at 9.1%, due November 1998 and May 1999                                        --                  70
                                                                                      --------          --------
Total debt                                                                            $429,096           398,194
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

         Under the terms of the Senior Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ending December 31, 1998, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the Senior Credit Facility. The Company also pays commitment fees of 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under the Senior Credit Facility.

         The Senior Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio, fixed charges ratio, and capital expenditures. In addition, the Senior Credit Facility has restrictions on certain partnership distributions by the Company. As of June 30, 1997, the Company was in compliance with the financial covenants of the Senior Credit Facility.

         All partnership interests in the Company and all assets of the Company and its subsidiary are pledged as collateral for the Senior Credit Facility.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

         In order to convert certain of the interest payable at variable rates under the Senior Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and
         (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the six-month period ended June 30, 1997, the Company had recognized an increase in interest expense of approximately $232 as a result of these interest rate swap agreements.

(b)      Senior Subordinated Notes

         On October 7, 1996, the Company issued, pursuant to a public offering (the "Offering"), $200,000 aggregate principal amount of the Notes. Net proceeds from the Offering of $192,500, after costs of approximately $7,500, were available to the Company on October 7, 1996.

         In connection with the anticipated issuance of the Notes in connection with the Offering, the Company entered into deferred interest rate setting agreements to reduce the Company's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements, amounting to $1,390, will be recognized as a component of interest expense over the term of the Notes.

         The Notes are unsecured subordinated obligations of the Company (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

         The  Subordinated   Notes  Indenture  (the   "Indenture")  has  certain
         restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of the Company.

(c)      Subordinated Promissory Note to UVC

         The subordinated promissory note to UVC, dated November 9, 1995 (the "UVC Note"), bears interest at 9% for the first three years. At the end of each subsequent year, the annual interest rate increases 2% per year. Under the terms of the UVC Note, the Company may issue additional subordinated promissory notes rather than making cash interest payments. In this event, the UVC Note bears interest equal to the annual interest of the original promissory note plus 2.5% for the first three years and 3% for each of the subsequent years. Further, in the event the Company's leverage ratio exceeds certain specified amounts, the interest rate also increases by 2%. Under the terms of the UVC Note, the Company can prepay the balance at any time.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

The debt of the Company matures as follows:

Year Ended December 31 --

1997                       $     --
1998                          4,590
1999                         11,790
2000                         17,010
2001                         22,230
Thereafter                  373,476
                           --------
                           $429,096
                           ========


(4)    COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the six month periods ended June 30, 1997 and 1996 was $1,907 and $925, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to June 30, 1997 are as follows:

Year Ended December 31 --
1997                       $  257
1998                          377
1999                          237
2000                          150
2001                          121
Thereafter                    202
                           ------
                           $1,344
                           ======

In October 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission ("FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services which allowed cable operators to justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and at the FCC level in response to complaints on rates for cable programming services. The FCC also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for the changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise related obligations. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated service and equipment rates using a simplified cost-of-service formula. For a more detailed discussion of these matters, see "Legislation and Regulation" and Note 7 to the Company's consolidated financial statements in its Form 10-K for the fiscal year ended December 31, 1996.

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

The Company's agreements with franchise authorities require the payment of annual fees which approximate 5% of system franchise revenue. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended periods of up to fifteen years.


(5)      SUBSEQUENT EVENTS

As of August 14, 1997, the Company had entered into additional letters of intent to acquire certain cable television systems, primarily located in Ohio and Kentucky, in four separate transactions, for aggregate consideration of approximately $244,700.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                  BALANCE SHEET


                                                                               ------------------------------------
                                                                                  June 30,          December 31,
                                                                                    1997                1996
                                                                               ----------------   -----------------
                                                                                 (Unaudited)
                                    ASSETS


Cash                                                                             $      166                  188
                                                                                 ----------          -----------
            Total assets                                                         $      166                  188
                                                                                 ==========          ===========


                        LIABILITIES AND OWNER'S EQUITY

Payable to FVOP                                                                   $     100                  100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                                1                    1
      Additional paid-in capital                                                         99                   99
      Retained deficit                                                                  (34)                 (12)
                                                                                  ---------             --------
          Total owner's equity                                                           66                   88
                                                                                  ---------             --------

          Total liabilities and owner's equity                                    $     166                  188
                                                                                  =========             ========

















               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS



                                                 ------------------------------------------------------------------
                                                                                                 For the Period
                                                   For the Three           For the Six         from July 26, 1996
                                                    Months Ended          Months Ended         (Inception) through
                                                      June 30,              June 30,              December 31,
                                                        1997                  1997                    1996
                                                 -------------------   --------------------   ---------------------
                                                    (Unaudited)            (Unaudited)

Revenue                                               $        -                     -                      -

General and administrative expenses                           11                    22                     12
                                                      ----------           -----------            -----------

   Net loss                                           $      (11)                  (22)                   (12)
                                                      ==========           ===========            ===========






























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                                  ----------------------------------------------------------
                                                Common           Additional         Retained        Total owner's
                                                 stock        paid-in capital       deficit            equity
                                                  ----              ----              ----              ----
Balance, at July 26, 1996 (inception)             $ --                --                --                --
Issuance of Common Stock                             1                99                --               100
Net loss                                            --                --               (12)              (12)
                                                  ----              ----              ----              ----
Balance, December 31, 1996                           1                99               (12)               88
Net loss (Unaudited)                                --                --               (22)              (22)
                                                  ----              ----              ----              ----
Balance, June 30, 1997 (Unaudited)                $  1                99               (34)               66
                                                  ====              ====              ====              ====



































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS



                                                           -----------------------
                                                                          For the Period
                                                        For the Six        from July 26,
                                                        Months Ended      1996 through
                                                          June 30,         December 31,
                                                            1997               1996
                                                           -----              -----
                                                         (Unaudited)
Cash flows from operating activities:
     Net loss                                              $ (22)               (12)
     Decrease in receivable from affiliate                    --                100
                                                           -----              -----
Net cash flows used in operating activities                  (22)                88
                                                           -----              -----
Cash flows from investing activities                          --                 --
                                                           -----              -----
Cash flows from financing activities:
     Advance from FVOP                                        --                100
                                                           -----              -----
     Net cash flows from financing activities                 --                100
                                                           -----              -----
Net increase in cash and cash equivalents                    (22)               188
Cash and cash equivalents, beginning of period               188               --
                                                           -----              -----
Cash and cash equivalents, end of period                   $ 166                188
                                                           =====              =====



























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                  NOTE TO THE FINANCIAL STATEMENTS (Unaudited)


FrontierVision Capital Corporation, a Delaware corporation, is a wholly owned subsidiary of FrontierVision Operating Partners, L.P. ("FVOP"), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200 million aggregate principal amount of the 11% Senior Subordinated Notes. FrontierVision Capital Corporation has nominal assets and does not have any material operations.

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

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:


                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $86,000
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,500
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,300
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900 *
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700 *
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,800 *
-------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of June 30, 1997.
*     Subject to adjustment.

During the third quarter of 1996, the Company sold systems serving, in the aggregate, approximately 10,400 basic subscribers located in Chatsworth, Georgia and Woodstock and New Market, Virginia for aggregate disposition proceeds of approximately $15.0 million.

As of June 30, 1997, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 559,300 homes and served approximately 390,350 basic subscribers. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

As of August 14, 1997, the Company had entered into additional letters of intent or asset purchase agreements to acquire certain cable television systems, primarily located in Maine, Vermont, New Hampshire, Michigan, Ohio, Kentucky and Tennessee, in eight separate transactions, for aggregate consideration of approximately $374.9 million. The transactions are expected to close during the fourth quarter of 1997. These transactions are subject to customary closing conditions and certain regulatory approvals that are not completely within the Company's control. The Company is currently in the process of securing the incremental financing needed to consummate these acquisitions. See Note 2 for more detailed descriptions of the transactions under asset purchase agreement and Note 5 for more detailed descriptions of the transactions under letter of intent. The Company intends to raise additional equity capital as well as secure additional debt, substantially maintaining its current relative debt to EBITDA and interest expense ratios.


RESULTS OF OPERATIONS

The three month period ended June 30, 1997 is the only period in which the Company operated all of the Existing Systems, although certain systems (the Triax I Systems and the Front Row Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company. The three-month period ended March 31, 1997 represents the integration of all of the Existing Systems (except for the Triax I and Front Row Systems), although certain systems (the Bluegrass Systems, the Milestone Systems, and the Clear/B&G Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

As a result of the Company's limited operating history, the Company believes that its results of operations for the three-month periods ended June 30, 1997 and March 31, 1997, and the six-month periods ended June 30, 1997 and June 30, 1996 are not indicative of the Company's results of operations in the future.

                       ------------------------------------------------------------------------------------------
                      Three Months Ended     Three Months Ended      Six Months Ended         Six Months Ended
                        June 30, 1997          March 31, 1997          June 30, 1997            June 30, 1996
                       ---------------       -----------------      -----------------      ----------------------
                                   % of                    % of                  % of                        % of
                       Amount   Revenue        Amount   Revenue      Amount   Revenue        Amount       Revenue
                       ------     ----       --------     ----      --------     ----      --------          ----
Amounts in thousands
(Unaudited)
Revenue              $ 34,081    100.0%      $ 31,555    100.0%     $ 65,636    100.0%     $ 27,539         100.0%
Expenses
  Operating expenses   17,679     51.8         16,783     53.2        34,462     52.5        13,668          49.6
  Corporate expenses    1,048      3.1          1,001      3.2         2,049      3.1         1,265           4.6
                       ------     ----       --------     ----      --------     ----      --------          ----
EBITDA (a)             15,354     45.1%      $ 13,771     43.6%     $ 29,125     44.4%     $ 12,606          45.8%
                       ======     ====       ========     ====      ========     ====      ========          ====


Basic Subscribers     390,350                 362,350                390,350                217,900
Pay Units             164,500                 149,500                164,500                 91,300

-------------
 (a)EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's Senior Credit Facility and Note Indenture contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenue increased 8.0%, or approximately $2.5 million, to approximately $34.1 million for the three months ended June 30, 1997 from approximately $31.6 million for the three months ended March 31, 1997. Operating and corporate expenses increased approximately 5.3% and 4.7%, respectively, for the three months ended June 30, 1997 from the three months ended March 31, 1997. The number of basic subscribers increased approximately 7.7% from 362,350 at March 31, 1997 to 390,350 as of June 30, 1997, while the number of pay units increased approximately 10.0% from 149,500 to 164,500 over the three-month period.

Significant growth over the first quarter of 1997 in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems during March and May of 1997. The Company's primary focus over the twelve-month period ended June 30, 1997 has been to achieve critical mass through acquisitions, to establish its core geography and to begin the consolidation of operations. By early 1998, the Company expects to reach its growth objective of acquiring geographically concentrated cable systems serving at least 500,000 basic subscribers in operating clusters of 100,000 or more subscribers each.

As its operations base has developed, the Company has increased its focus on the integration of business operations to achieve efficiencies, the significant investment in technical plant and the promotion of new and existing services to enhance revenues. In the second quarter of 1997, the Company has continued to progress in certain phases of these objectives, and the impact of certain of these efforts has resulted in the increase in EBITDA margin during the second quarter of 1997. The Company's EBITDA margin increased to 45.1% for the three months ended June 30, 1997 from 43.6% for the three months ended March 31, 1997. On a pro forma basis, adjusted to include the results of operations of the systems acquired during the quarter, the Company's revenue increased approximately 2.4% and EBITDA increased approximately 4.4% from the quarter ended March 31, 1997.

The Company consummated two acquisitions during the second quarter of 1997, acquiring cable systems serving, in the aggregate, approximately 25,900 basic subscribers in Ohio and Michigan. The Company is integrating employees from the predecessor owners and is in the process of reducing employee staffing from pre-acquisition levels. The Company has completed the conversion of two separate billing systems for these two acquisitions into its automated billing system and centralized database and will serve the customers associated with these systems from its regional customer service center in Chillicothe, Ohio.

The Company continues the process of rebuilding and upgrading certain systems, completing line extensions and consolidating headends. The Company had capital expenditures of approximately $4.9 million during the second quarter of 1997 related to its technical enhancement activities. The Company completed its rebuild of the Winchester, Kentucky system to a 750 MHz design in the first quarter of 1997 and received approximately 11,000 addressable converters during the second quarter which are being distributed throughout the system. The Company also expended significant capital for the headend equipment needed to launch additional channels contemporaneously with the service rate increases anticipated over the course of 1997 and initiated the process of significant rebuild/upgrade activity primarily in its New England and Ohio operating clusters. The Company is at varying stages of completion on eight separate upgrade/rebuild projects in systems serving, in the aggregate, approximately 37,500 basic subscribers. During the second quarter of 1997, the Company completed the consolidation of one headend facility and initiated the process of eliminating additional headend facilities.

In June, the Company installed HITS (Headend-in-the-Sky) headend equipment in a system in its New England cluster. The Company has installed digital terminal equipment in the homes of certain customers and commenced testing the HITS digital television system. The Company anticipates a two-month testing period, at the completion of which the Company will hold a focus group of the test users and make final determinations as to the pricing and packaging of the digital television service to be offered to all of the system's subscribers. The Company plans to launch the service commercially in early fall of 1997. Two additional HITS installations are planned for the third quarter of 1997 with testing and commercial launches for those systems scheduled for the subsequent quarter.

In an effort to maximize revenue from existing subscribers, the Company has established a centralized, in-house telemarketing center equipped with state-of-the art predictive dialing and communications equipment. The Company commenced operations of its centralized telemarketing center on April 7, 1997, and is initially focusing on telemarketing premium services to its customers in the Company's Ohio and New England operating clusters. From opening, to June 30, 1997, telemarketers working primarily out of the new telemarketing center contacted approximately 41,000 of the Company's subscribers located primarily in Ohio and the New England clusters, marketing the Company's "Ultimate TV" package: a premium service package consisting of at least three premium channels. Such marketing efforts increased the number of pay units purchased by those subscribers by approximately 17.4%. The Company intends to continue to aggressively market selected premium service packages through its internal telemarketing resources.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenue increased 138.3%, or approximately $38.1 million, to approximately $65.6 million for the six months ended June 30, 1997 from approximately $27.5 million for the six months ended June 30, 1996. Operating and corporate expenses increased approximately 152.1% and 62.0%, respectively, for the six months ended June 30, 1997 from the six months ended June 30, 1996. The number of basic subscribers increased approximately 79.1% from 217,900 at June 30, 1996 to 390,350 as of June 30, 1997, while the number of pay units increased approximately 80.2% from 91,300 to 164,500 over the twelve-month period.

Significant growth in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems in ten separate transactions. The Company's primary focus over the twelve-month period ended June 30, 1997, has been to achieve critical mass through acquisitions, to establish its core geography and to begin the consolidation of operations.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenue increased 91.9%, or approximately $16.3 million, to approximately $34.1 million for the three months ended June 30, 1997 from approximately $17.8 million for the three months ended June 30, 1996. Operating and corporate expenses increased approximately 96.9% and 50.8%, respectively, for the three months ended June 30, 1997 from the three months ended June 30, 1996. Significant growth in revenue, operating and corporate expenses is primarily attributable to the Company's acquisition of cable systems in ten separate acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the delivery system. In addition, the Company has pursued, and intends to pursue in the future, a business strategy which includes selective acquisitions. The Company has financed these expenditures to date through a combination of cash from operations, indebtedness and equity capital. The Company intends to continue to finance such expenditures in the future through these same sources.

The Company has entered into a $265.0 million Amended and Restated Credit Agreement (the "Senior Credit Facility") with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Managing Agent, and the other lenders signatory thereto. The Senior Credit Facility includes a $75.0 million, 8.25-year reducing revolving credit facility (the "Revolving Credit Facility"), a $100.0 million, 8.25-year term loan (the "Facility A Term Loan") and a $90.0 million, 9.25-year term loan (the "Facility B Term Loan"). At June 30, 1997, the Company had $30.5 million outstanding under the Revolving Credit Facility, $100.0 million outstanding under the Facility A Term Loan and $90.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at June 30, 1997 on the outstanding borrowings under the Revolving Credit Facility were approximately 8.19%, and under the Facility A Term Loan and the Facility B Term Loan were approximately 8.19% and 8.94%, respectively. The Company has entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the three-month period ended June 30, 1997, the Company had recognized an increase to interest expense of approximately $72,000 as a result of these interest rate swap agreements.

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

On October 7, 1996, the Company issued $200.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The Company paid its first interest payment of $11.5 million on April 15, 1997. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the Notes, the Company entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the Notes. The financial statement effect of these agreements will be to increase the effective interest rate which the Company incurs over the life of the Notes.

In addition, in connection with the acquisition of the ACE Systems and the Triax Systems, FrontierVision Partners, L.P. ("FVP"), the Company's sole general partner, received additional equity commitments of approximately $76.0 million. As of June 30, 1997, all of such equity commitments had been invested in FVP and FVP had contributed substantially all of such equity investments to the Company. During the six-month period ended June 30, 1997, the Company received approximately $37.7 million of equity contributions from its partners. Such equity contributions and senior debt, along with cash flow generated from operations, has been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Senior Credit Facility from EBITDA of approximately $29.1 million generated by the Company for the six-month period ended June 30, 1997.

In connection with the acquisition of the UVC Systems, the Company issued a subordinated note to UVC in the aggregate principal amount of $7.2 million (the "UVC Note"). The Company may repay the UVC Note at any time.
However, as of August 14, 1997, the UVC Note had not yet been repaid.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the six months ended June 30, 1997 were $9.1 million compared to $7.2 million for the six months ended June 30, 1996. The increase was primarily a result of cable television system operations acquired during 1996 and 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the six-month period ended June 30, 1997 were approximately $9.9 million compared to approximately $3.4 million for the six-month period ended June 30, 1996. Capital expenditures primarily consisted of expenditures for the construction and expansion of the delivery system, and additional costs were incurred related to the expansion of customer service facilities. In addition, the Company capitalized approximately $0.4 million attributable to the cost of obtaining certain franchise, leasehold and other long-term agreements. The Company expects to spend in excess of $49 million over the next two years for capital improvement related projects consisting primarily of installation of (i) fiber optic cable and microwave links which will allow for the anticipated reduction in the number of headends,
(ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services and (iii) the continued deployment of coaxial cable to build-out the Existing Systems. The Company invested approximately $55.5 million in acquisitions during the six months ended June 30, 1997 compared with approximately $178.8 million for the same period in 1996.

CASH FLOWS FROM FINANCING ACTIVITIES

Acquisitions during the first half of 1997 were financed primarily with equity contributions from the Company's partners; acquisitions during the first half of 1996 were financed primarily with borrowings under the Senior Credit Facility and, to a lesser extent, with equity contributions from the Company's partners.

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Agreement of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.2     Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.9     Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1     Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        10.16   Asset Purchase Agreement dated May 8, 1997 between A-R Cable Services - ME, Inc. and
                FrontierVision Operating Partners, L.P.
        10.17   Asset  Purchase  Agreement  dated as of May 12, 1997 between TCI
                Cablevision of Vermont, Inc., Westmarc Development Joint Venture
                and FrontierVision Operating Partners, L.P.
        27.4    Financial Data Schedule as of and for the six-month period ended June 30, 1997 and Financial Data
                Schedule as of and for the three-month period ended June 30, 1997.
       ---------------

       Footnote References
       (1)    Incorporated by reference to the exhibits to the Registrants' Registration Statement on Form S-1,
              File No. 333-9535.
       (2)    Incorporated by reference to the exhibits of the Registrants' Quarterly Report on Form 10-Q, for
              the quarter ended September 30, 1996, File No. 333-9535.

    (b)  Reports on Form 8-K

       A Form 8-K was filed on July 11, 1997 relating to the release of preliminary earnings for the quarterly period ended June 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                     FRONTIERVISION OPERATING PARTNERS, L.P.

                    By:      FrontierVision Partners, L.P., its general partner,
                             By:      FVP GP, L.P., its general partner
                             By:      FrontierVision Inc., its general partner
                             By:      /s/  JAMES W. McHose
                                      ---------------------------------
                                      James W. McHose
                                      Vice President and Treasurer



Date:  August 14, 1997       By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer



                             By:      /s/   JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)



                             FRONTIERVISION CAPITAL CORPORATION


Date:  August 14, 1997       By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer



                             By:      /s/   JAMES W. MCHOSE
                                      ---------------------
                                      James W. McHose
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)