Form 10-Q
period 1997-09-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1997-11-14
CIK 1019504, 1020291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

                                 Yes [x] No [ ]

       Number of shares of common stock of FrontierVision Capital Corporation outstanding as of November 14, 1997: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX


PART I.  Financial Information                                                                            PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating Partners,
                  L.P. and Subsidiary......................................................................   3
                  Notes to Consolidated Financial Statements...............................................   7

                  Financial Statements of FrontierVision Capital Corporation...............................  14
                  Note to Financial Statements.............................................................  18

                  Consolidated Financial Statements of FrontierVision Holdings, L.P........................  19
                  Notes to Consolidated Financial Statements...............................................  23

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................  31

PART II.          Other Information........................................................................  38


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                            ---------------------------------
                                                                          September 30,            December 31,
                                                                               1997                    1996
                                                                            --------                 --------
                                                                           (Unaudited)
                                    ASSETS
Cash and cash equivalents                                                   $ 81,798                 $  3,639
Accounts receivable, net of allowance for doubtful accounts
   of $663 and $767                                                            4,037                    4,544
Other receivables                                                                275                      846
Prepaid expenses and other                                                     2,734                    2,231
Investment in cable television systems, net:
   Property and equipment                                                    220,607                  199,461
   Franchise cost and other intangible assets                                352,171                  324,905
                                                                            --------                 --------
      Total investment in cable television systems, net                      572,778                  524,366
                                                                            --------                 --------
Deferred financing costs, net                                                 11,768                   13,042
Earnest money deposits                                                         7,959                      500
                                                                            --------                 --------
      Total assets                                                          $681,349                 $549,168
                                                                            ========                 ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                            $    667                  $ 1,994
Accrued liabilities                                                           10,345                   10,825
Subscriber prepayments and deposits                                            1,544                    1,862
Accrued interest payable                                                      11,004                    6,290
Debt                                                                         378,845                  398,194
                                                                            --------                 --------
     Total liabilities                                                       402,405                  419,165
                                                                            --------                 --------

Partners' capital:
   FrontierVision Holdings, L.P.                                             278,665                  129,874
   FrontierVision Operating Partners, Inc.                                       279                      129
                                                                            --------                 --------
      Total partners' capital                                                278,944                  130,003

Commitments

                                                                            --------                 --------
      Total liabilities and partners' capital                               $681,349                 $549,168
                                                                            ========                 ========








          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                               ---------------------------------------------------------------------
                                            For the Three        For the Three       For the Nine        For the Nine
                                             Months Ended         Months Ended       Months Ended        Months Ended
                                             September 30,        September 30,      September 30,       September 30,
                                                 1997                 1996               1997                1996
                                               ---------           ---------           ---------           ---------


Revenue                                        $  36,750           $  18,668           $ 102,386           $  46,207
Expenses:
    Operating expenses                            18,332               9,989              52,794              23,657
    Corporate administrative expenses              1,071                 706               3,120               1,971
    Depreciation and amortization                 15,899               8,791              45,090              22,386
                                               ---------           ---------           ---------           ---------
        Total expenses                            35,302              19,486             101,004              48,014
                                               ---------           ---------           ---------           ---------
Operating income/(loss)                            1,448                (818)              1,382              (1,807)
Interest expense, net                            (10,988)             (4,313)            (32,290)            (11,617)
Other expense                                         (7)                (99)                (54)                (99)
                                               ---------           ---------           ---------           ---------
Net loss                                       $  (9,547)          $  (5,230)          $ (30,962)          $ (13,523)
                                               =========           =========           =========           =========






















          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                    ------------------------------------------------------
                                                                         FrontierVision
                                                  FrontierVision           Operating
                                                Partners, L.P. (a)       Partners, Inc.
                                                (General Partner)       (Limited Partner)           Total
                                                    ---------              ---------              ---------

Balance, December 31, 1995                          $  46,361              $      46              $  46,407
      Capital contributions                           107,289                    108                107,397
      Net loss                                        (23,776)                   (25)               (23,801)
                                                    ---------              ---------              ---------
Balance, December 31, 1996                            129,874                    129                130,003
      Capital contributions (Unaudited)               179,722                    181                179,903
      Net loss (Unaudited)                            (30,931)                   (31)               (30,962)
                                                    ---------              ---------              ---------
Balance, September 30, 1997 (Unaudited)             $ 278,665              $     279              $ 278,944
                                                    =========              =========              =========


(a)  FrontierVision Holdings, L.P. became the new general partner of FrontierVision Operating Partners, L.P. on
     September 19, 1997.














          See accompanying notes to consolidated financial statements.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                               ---------------------------------
                                                                               For the Nine           For the Nine
                                                                               Months Ended           Months Ended
                                                                               September 30,          September 30,
                                                                                  1997                     1996
                                                                               ---------                ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (30,962)               $ (13,523)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                              45,090                   22,386
       Net loss on disposal of assets                                                 --                       99
       Amortization of deferred debt issuance costs                                1,530                       --
       Interest expense deferred and included in
           long-term debt                                                            721                       --
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                     1,209                    1,313
           Prepaid  expenses and other                                              (480)                    (515)
           Accounts  payable and accrued liabilities                              (2,713)                    (814)
           Subscriber prepayments and deposits                                      (548)                      (3)
           Accrued interest payable                                                4,714                    1,202
                                                                               ---------                ---------
               Total adjustments                                                  49,523                   23,668
                                                                               ---------                ---------
               Net cash flows from operating activities                           18,561                   10,145
                                                                               ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (18,547)                  (5,791)
  Pending acquisition costs                                                         (289)                  (8,285)
  Cash paid for franchise costs and other intangible assets                         (482)                      --
  Earnest money deposits                                                          (8,259)                      --
  Proceeds from dispositions of cable television systems                              --                   15,993
  Cash paid in acquisitions of cable television systems                          (72,402)                (188,116)
                                                                               ---------                ---------
                Net cash flows from investing activities                         (99,979)                (186,199)
                                                                               ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt borrowings                                                                 56,500                  114,969
  Debt payments                                                                  (76,500)                    --
  Principal payments on capital lease obligations                                    (70)                    --
  Increase in deferred financing fees                                               (256)                  (3,738)
  Partner capital contributions                                                  179,903                   67,218
                                                                               ---------                ---------
                        Net cash flows from financing activities                 159,577                  178,449
                                                                               ---------                ---------
Net Increase (Decrease) in Cash and Cash Equivalents                              78,159                    2,395
Cash and Cash Equivalents, beginning of period                                     3,639                    2,650
                                                                               ---------                ---------
Cash and Cash Equivalents, end of period                                       $  81,798                $   5,045
                                                                               =========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                       $  25,564                $  10,442
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

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

FrontierVision Operating Partners, L.P. (the "Company" or "FVOP") is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. As of September 30, 1997, the Company owned and operated cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast. The Company was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its, at the time, sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware limited partnership.

On September 19, 1997, FrontierVision Holdings, L.P. ("Holdings"), a Delaware limited partnership, and FrontierVision Captial Corporation ("Holdings Capital") co-issued $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Holdings, a newly-organized holding company, was formed to be the co-issuer of the Discount Notes and to be the new general partner of FVOP. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests in FVOP immediately prior to the issuance of the Discount Notes (the "Formation Transaction"), and therefore, FVOP and FrontierVision Capital Corporation ("Capital") have become wholly owned consolidated subsidiaries of Holdings. In addition, FVOP Inc., previously a wholly owned subsidiary of FVP, is now a wholly owned subsidiary of Holdings.

During the period from January 1, 1997 to September 30, 1997, the Company received additional capital contributions of approximately $179,903 from its partners. This amount includes net proceeds of $142,250 received from the issuance of the Discount Notes, which were contributed by Holdings to FVOP as a capital contribution. The capital contribution from Holdings was used by FVOP to repay certain bank indebtedness of $65,500 with the remainder placed in escrow to finance pending acquisitions. Prior to the Formation Transaction, FVP allocated certain administrative expenses to FVOP, which are included as capital contributions from its partners. Such expense allocations were approximately $231 for the nine months ended September 30, 1997.

Capital, a Delaware corporation, is a wholly owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations.

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

The following notes, insofar as they are applicable to the nine months ended September 30, 1997, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified for comparative purposes.


(2)      ACQUISITIONS AND DISPOSITIONS

The Company has completed several acquisitions since its inception through September 30, 1997. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition. The following table lists the acquisitions and the purchase price allocation for each.


                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $85,700
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,300
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,900
PCI Incorporated ("Bedford")                                     Michigan           August 29, 1997           $13,500 *
SRW,  Inc.'s  Blue  Ridge  Cable  Systems,  L.P.  ("Blue    Tennessee and North    September 3, 1997           $4,100 *
Ridge")                                                          Carolina
---------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of September 30, 1997.
*     Subject to adjustment.


The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)


                                                                          -----------------------------------
                                                                         Acquisitions          Acquisitions
                                                                         for the Nine          for the Nine
                                                                         Months Ended          Months Ended
                                                                    September 30, 1997(a)   September 30, 1996(a)
                                                                          -------------         -------------

Property and equipment                                                    $      25,000         $      89,837
Franchise cost and other intangible assets                                       49,184               110,412
                                                                          -------------         -------------
    Subtotal                                                                     74,184               200,249
                                                                          -------------         -------------
Net working capital deficit                                                        (982)               (2,631)
Less - Earnest money deposits applied                                              (800)               (9,502)
                                                                          -------------         -------------
    Total cash paid for acquisitions                                      $      72,402         $     188,116
                                                                          =============         =============


------------

(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the nine months ended September 30, 1996, assuming the C4, Cox, Triax and ACE acquisitions (the "Acquisitions") had been consummated on January 1, 1996, are as follows:


                                                            ----------------------------------------------
                                                               Nine Months Ended September 30, 1996
                                                            ----------------------------------------------
                                                            Historical                          Pro Forma
                                                              Results         Acquisitions       Results
                                                            -----------       ------------    ------------
Revenue                                                     $   46,207        $    45,072     $    91,279
Operating, selling, general and administrative expenses        (25,628)           (23,626)        (49,254)
Depreciation and amortization                                  (22,386)           (22,954)        (45,340)
                                                            -----------       ------------    ------------
Operating income (loss)                                         (1,807)            (1,508)         (3,315)
Interest and other expenses                                    (11,716)           (23,065)        (34,781)
                                                            -----------       ------------    ------------
Net loss                                                    $  (13,523)       $   (24,573)    $   (38,096)
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

On May 8, 1997, the Company entered into an asset purchase agreement with A-R Cable Services - ME, Inc., a wholly-owned subsidiary of Cablevision Systems, Corporation, to acquire certain cable television assets in Maine, for a cash purchase price of approximately $78,260. As of September 30, 1997, the Company had advanced $7,816 as an earnest money deposit related to this transaction. This transaction was consummated on October 31, 1997.

On May 12, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Vermont, Inc., and Westmarc Development Joint Venture to acquire certain cable television assets in New Hampshire and Vermont for a cash purchase price of $34,500.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

As of September 30, 1997, the Company had advanced $30 and $113 to Bluegrass and Front Row, respectively, in the form of letters of credit in connection with the transfer of certain franchises in favor of the Company.

On October 15, 1997, the Company entered into an asset purchase agreement with Harold's Home Furnishings, Inc., to acquire certain cable television assets in Maryland, for a cash purchase price of approximately $1,500. This transaction was consummated on October 31, 1997.


(3)    DEBT

The Company's debt was comprised of the following:

                                                                                       -------------------------------
                                                                                     September 30,          December 31,
                                                                                        1997                   1996
                                                                                       --------               --------
Bank Credit Facility (a) --
  Term loans, due June 30, 2004, interest based on various floating rate options (8.52% and 8.60% weighted average at September
     30, 1997 and December 31, 1996, respectively), payable monthly                    $170,000               $190,000
11% Senior Subordinated Notes due 2006 (b)                                              200,000                200,000
Subordinated promissory note to UVC, due December 31,
  2004, with interest as described below (c)                                              8,845                  8,124
Capital lease obligations, monthly payments of $3, including average
  interest at 9.1%, due November 1998 and May 1999                                         --                       70
                                                                                       --------               --------
Total debt                                                                             $378,845               $398,194
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

         Under the terms of the Senior Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ending December 31, 1998, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the Senior Credit Facility. The Company also pays commitment fees of 1/2% per annum on the average unborrowed portion of the total amount available under the Senior Credit Facility.

             FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

         The Senior Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio, fixed charges ratio, and capital expenditures. In addition, the Senior Credit Facility has restrictions on certain partnership distributions by the Company. As of September 30, 1997, the Company was in compliance with the financial covenants of the Senior Credit Facility.

         All partnership interests in the Company and all assets of the Company and its subsidiary are pledged as collateral for the Senior Credit Facility.

         In order to convert certain of the interest payable at variable rates under the Senior Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and
         (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the nine-month period ended September 30, 1997, the Company had recognized an increase in interest expense of approximately $267 as a result of these interest rate swap agreements.

         On September 15, 1997, the Company received a commitment from its principal lenders under the Senior Credit Facility to enter into a new replacement senior credit facility (the "New Credit Facility"), which will refinance and replace the Senior Credit Facility. The commitment will provide that the lenders will extend up to $650,000 aggregate principal amount of revolving credit and term loan financing to the Company. The Company expects to enter into the New Credit Facility in the fourth quarter of 1997.

         On October 3, 1997, in order to convert certain of the future interest payable at various rates under future indebtedness, the Company entered into a forward interest rate swap agreement, commencing October 15, 1998, for a notional amount totaling $150,000, maturing on October 15, 2001. According to this agreement, the Company will pay or receive the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month libor applied to the same $150,000 notional amount every three months during the term of the interest rate swap agreement.

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

The debt of the Company matures as follows:

Year Ended December 31 --
      1997                           $      -
      1998                              3,289
      1999                              8,368
      2000                             11,947
      2001                             15,527
Thereafter                            339,714
                                     --------
                                     $378,845
                                     ========


(4)    COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the nine month periods ended September 30, 1997 and 1996 was $2,897 and $1,509, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to September 30, 1997 are as follows:

Year Ended December 31 --
      1997                             $  150
      1998                                384
      1999                                238
      2000                                144
      2001                                120
Thereafter                                220
                                       ------
                                       $1,256
                                       ======

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


(5)      SUBSEQUENT EVENTS

As of November 14, 1997, the Company had entered into additional letters of intent to acquire certain cable television systems, primarily located in Ohio, Michigan, Massachusetts and Kentucky, in four separate transactions, for aggregate consideration of approximately $104,400.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                  BALANCE SHEET


                                                                      ---------------------
                                                                  September 30,    December 31,
                                                                      1997            1996
                                                                      -----           -----
                                                                   (Unaudited)
                                    ASSETS


Cash                                                                  $ 155           $ 188
                                                                      -----           -----
            Total assets                                              $ 155           $ 188
                                                                      =====           =====


                        LIABILITIES AND OWNER'S EQUITY

Payable to FVOP                                                       $ 100           $ 100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                1               1
      Additional paid-in capital                                         99              99
      Retained deficit                                                  (45)            (12)
                                                                      -----           -----
          Total owner's equity                                           55              88
                                                                      -----           -----

          Total liabilities and owner's equity                        $ 155           $ 188
                                                                      =====           =====

















               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS



                                                  ---------------------------------------------------------------------
                                                                                       For the Period         For the Period
                                             For the Three       For the Nine        from July 26, 1996     from July 26, 1996
                                              Months Ended       Months Ended       (Inception) through    (Inception) through
                                             September 30,       September 30,          September 30,          December 31,
                                                  1997               1997                   1996                   1996
                                                  ----                ----                ----------               ----
                                               (Unaudited)        (Unaudited)             (Unaudited)

Revenue                                           $ --                $ --                $     --                 $ --
General and administrative expenses                 11                  33                      --                   12
                                                  ----                ----                ----------               ----
   Net loss                                       $(11)               $(33)               $     --                 $(12)
                                                  ====                ====                ==========               ====
















                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                                      -------------------------------------------------------------------
                                                     Common              Additional           Retained          Total owner's
                                                      stock           paid-in capital         deficit              equity
                                                      -----               -----                -----                -----
Balance, at July 26, 1996 (inception)                  $ --               $  --                $  --                $  --
       Issuance of Common Stock                           1                  99                   --                  100
       Net loss                                          --                  --                  (12)                 (12)
                                                      -----               -----                -----                -----
Balance, December 31, 1996                                1                  99                  (12)                  88
       Net loss (Unaudited)                              --                  --                  (33)                 (33)
                                                      -----               -----                -----                -----
Balance, September 30, 1997 (Unaudited)               $   1               $  99                $ (45)               $  55
                                                      =====               =====                =====                =====


















                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS



                                                      -------------------------------
                                                                       For the Period
                                                      For the Nine      from July 26,
                                                      Months Ended      1996 through
                                                      September 30,     September 30,
                                                          1997              1996
                                                           ------------------------
                                                       (Unaudited)       (Unaudited)
Cash flows from operating activities:
      Net loss                                             $ (33)          $    --
      Decrease in receivable from affiliate                   --                --
                                                           -----           -------
      Net cash flows used in operating activities            (33)               --
                                                           -----           -------
Cash flows from investing activities                          --                --
                                                           -----           -------
Cash flows from financing activities:
      Advance from FVOP                                       --                --
                                                           -----           -------
      Net cash flows from financing activities                --                --
                                                           -----           -------
Net increase in cash and cash equivalents                    (33)               --
Cash and cash equivalents, beginning of period               188                --
                                                           -----           -------
Cash and cash equivalents, end of period                   $ 155           $    --
                                                           =====           =======














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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                     --------------------------
                                                                   September 30,     December 31,
                                                                       1997              1996
                                                                     --------          --------
                                                                    (Unaudited)
                                    ASSETS
Cash and cash equivalents                                            $ 84,001          $  3,639
Accounts receivable, net of allowance for doubtful accounts
   of $663 and $767                                                     4,037             4,544
Other receivables                                                         275               846
Prepaid expenses and other                                              2,734             2,231
Investment in cable television systems, net:
   Property and equipment                                             220,607           199,461
   Franchise cost and other intangible assets                         352,171           324,905
                                                                     --------          --------
      Total investment in cable television systems, net               572,778           524,366
                                                                     --------          --------
Deferred financing costs, net                                          17,308            13,042
Earnest money deposits                                                  7,959               500
                                                                     --------          --------
      Total assets                                                   $689,092          $549,168
                                                                     ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                     $    670           $ 1,994
Accrued liabilities                                                    10,345            10,825
Subscriber prepayments and deposits                                     1,544             1,862
Accrued interest payable                                               11,004             6,290
Debt                                                                  529,390           398,194
                                                                     --------          --------
     Total liabilities                                                552,953           419,165
                                                                     --------          --------

Partners' capital:
   FrontierVision Partners, L.P.                                      136,003           129,874
   FrontierVision Holdings, LLC                                           136               129
                                                                     --------          --------
      Total partners' capital                                         136,139           130,003
Commitments

                                                                     --------          --------
      Total liabilities and partners' capital                        $689,092          $549,168
                                                                     ========          ========








          See accompanying notes to consolidated financial statements.

                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                               ---------------------------------------------------------------------
                                             For the Three        For the Three      For the Nine        For the Nine
                                              Months Ended        Months Ended       Months Ended        Months Ended
                                             September 30,        September 30,      September 30,       September 30,
                                                  1997                1996               1997                1996
                                               ---------           ---------           ---------           ---------

Revenue                                        $  36,750           $  18,668           $ 102,386           $  46,207
Expenses:
    Operating expenses                            18,332               9,989              52,794              23,657
    Corporate administrative expenses              1,071                 706               3,120               1,971
    Depreciation and amortization                 15,899               8,791              45,090              22,386
                                               ---------           ---------           ---------           ---------
        Total expenses                            35,302              19,486             101,004              48,014
                                               ---------           ---------           ---------           ---------
Operating income/(loss)                            1,448                (818)              1,382              (1,807)
Interest expense, net                            (11,544)             (4,313)            (32,846)            (11,617)
Other expense                                         (7)                (99)                (54)                (99)
                                               ---------           ---------           ---------           ---------
Net loss                                       $ (10,103)          $  (5,230)          $ (31,518)          $ (13,523)
                                               =========           =========           =========           =========











          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                --------------------------------------------------------
                                                FrontierVision          FrontierVision
                                                Partners, L.P.          Holdings, LLC
                                              (General Partner)        (Limited Partner)         Total
                                                   ---------             ---------             ---------

Balance, December 31, 1995                         $  46,361             $      46             $  46,407
      Capital contributions                          107,289                   108               107,397
      Net loss                                       (23,776)                  (25)              (23,801)
                                                   ---------             ---------             ---------
Balance, December 31, 1996                           129,874                   129               130,003
      Capital contributions (Unaudited)               37,616                    38                37,654
      Net loss (Unaudited)                           (31,487)                  (31)              (31,518)
                                                   ---------             ---------             ---------
Balance, September 30, 1997 (Unaudited)            $ 136,003             $     136             $ 136,139
                                                   =========             =========             =========















          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands


                                                                            -------------------------------
                                                                          For the Nine           For the Nine
                                                                          Months Ended           Months Ended
                                                                          September 30,         September 30,
                                                                              1997                   1996
                                                                            ----------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (31,518)            $ (13,523)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                           45,090                22,386
       Net loss on disposal of assets                                              --                    99
       Amortization of deferred debt issuance costs                             1,546                    --
       Interest expense deferred and included in
           long-term debt and non-cash interest expense                         1,266                    --
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                  1,209                 1,313
           Prepaid  expenses and other                                           (480)                 (515)
           Accounts  payable and accrued liabilities                           (2,710)                 (814)
           Subscriber prepayments and deposits                                   (548)                   (3)
           Accrued interest payable                                             4,714                 1,202
                                                                            ---------             ---------
               Total adjustments                                               50,087                23,668
                                                                            ---------             ---------
               Net cash flows from operating activities                        18,569                10,145
                                                                            ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (18,547)               (5,791)
  Pending acquisition costs                                                      (289)               (8,285)
  Cash paid for franchise costs                                                  (482)                   --
  Earnest money deposits                                                       (8,259)                   --
  Proceeds from dispositions of cable television systems                           --                15,993
  Cash paid in acquisitions of cable television systems                       (72,402)             (188,116)
                                                                            ---------             ---------
                Net cash flows from investing activities                      (99,979)             (186,199)
                                                                            ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt borrowings                                                             206,500               114,969
  Debt payments                                                               (76,500)                   --
  Principal payments on capital lease obligations                                 (70)                   --
  Increase in deferred financing fees                                          (5,812)               (3,738)
  Partner capital contributions                                                37,654                67,218
                                                                            ---------             ---------
                        Net cash flows from financing activities              161,772               178,449
                                                                            ---------             ---------
Net Increase (Decrease) in Cash and Cash Equivalents                           80,362                 2,395
Cash and Cash Equivalents, beginning of period                                  3,639                 2,650
                                                                            ---------             ---------
Cash and Cash Equivalents, end of period                                    $  84,001             $   5,045
                                                                            =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $  25,564             $  10,442
                                                                            =========             =========



          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

FrontierVision Holdings, L.P. ("Holdings"), a wholly owned subsidiary of FrontierVision Partners ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes (the "Discount Notes") due 2007. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 ("Formation Transaction") and therefore, at that time, FVOP and FrontierVision Capital Corporation ("Capital") became wholly-owned, consolidated subsidiaries of Holdings. Holdings had no operations from inception through September 18, 1997.

FVOP was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its, at the time, sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware limited partnership. FVOP Inc., previously a wholly owned subsidiary of FVP, is now a wholly owned subsidiary of Holdings. As used herein, the "Company" refers collectively to Holdings, Holdings Captial, FVOP, FVOP, Inc. and Capital.

As of September 30, 1997, the Company owned and operated cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast. During the period from January 1, 1997 to September 30, 1997, the Company received additional capital contributions of approximately $37,700 from its partners.

PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements for Holdings are presented on an pooling basis as if the Formation Transaction had occurred on July 14, 1995, the date of FVOP's inception. For comparability, the consolidated financial statements are presented for FVOP as of and for the twelve months ended December 31, 1996. The consolidated financial statements for Holdings are included in this Form 10-Q for informational purposes only.

REFERENCE TO ANNUAL REPORT

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with FVOP's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of FVOP's accounting policies.

The following notes, insofar as they are applicable to the nine months ended September 30, 1997, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified for comparative purposes.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS

The Company has completed several acquisitions since its inception through September 30, 1997. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition. The following table lists the acquisitions and the purchase price allocation for each.


                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $85,700
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,300
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,900
PCI Incorporated ("Bedford")                                     Michigan           August 29, 1997           $13,500 *
SRW,  Inc.'s  Blue  Ridge  Cable  Systems,  L.P.  ("Blue    Tennessee and North    September 3, 1997           $4,100 *
Ridge")                                                          Carolina

---------------
(a) Acquisition cost represents the purchase price  allocation  between tangible and intangible  assets including certain purchase  accounting  adjustments as of
September 30, 1997.
*     Subject to adjustment.


The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:


                                                      ---------------------------------
                                                     Acquisitions          Acquisitions
                                                    for the Nine            for the Nine
                                                    Months Ended           Months Ended
                                                September 30, 1997(a)   September 30, 1996(a)
                                                       ---------              ---------

Property and equipment                                 $  25,000              $  89,837
Franchise cost and other intangible assets                49,184                110,412
                                                       ---------              ---------
    Subtotal                                              74,184                200,249
                                                       ---------              ---------
Net working capital deficit                                 (982)                (2,631)
Less - Earnest money deposits applied                       (800)                (9,502)
                                                       ---------              ---------
    Total cash paid for acquisitions                   $  72,402              $ 188,116
                                                       =========              =========


(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.



                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the nine months ended September 30, 1996, assuming the C4, Cox, Triax and ACE acquisitions (the "Acquisitions") had been consummated on January 1, 1996, are as follows:

                                                                      --------------------------------------------------------
                                                                                Nine Months Ended September 30, 1996
                                                                      --------------------------------------------------------
                                                                      Historical                                     Pro Forma
                                                                        Results             Acquisitions               Results
                                                                      --------                --------                --------

Revenue                                                               $ 46,207                $ 45,072                $ 91,279
Operating, selling, general and administrative expenses                (25,628)                (23,626)                (49,254)
Depreciation and amortization                                          (22,386)                (22,954)                (45,340)
                                                                      --------                --------                --------
Operating income (loss)                                                 (1,807)                 (1,508)                 (3,315)
Interest and other expenses                                            (11,716)                (23,065)                (34,781)
                                                                      --------                --------                --------
Net loss                                                              $(13,523)               $(24,573)               $(38,096)
                                                                      ========                ========                ========

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

On May 8, 1997, the Company entered into an asset purchase agreement with A-R Cable Services - ME, Inc., a wholly-owned subsidiary of Cablevision Systems, Corporation, to acquire certain cable television assets in Maine, for a cash purchase price of approximately $78,260. As of September 30, 1997, the Company had advanced $7,816 as an earnest money deposit related to this transaction. This transaction was consummated on October 31, 1997.

On May 12, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Vermont, Inc., and Westmarc Development Joint Venture to acquire certain cable television assets in New Hampshire and Vermont for a cash purchase price of $34,500.

As of September 30, 1997, the Company had advanced $30 and $113 to Bluegrass and Phoenix, respectively, in the form of letters of credit in connection with the transfer of certain franchises in favor of the Company.

On October 15, 1997, the Company entered into an asset purchase agreement with Harold's Home Furnishings, Inc., to acquire certain cable television assets in Maryland, for a cash purchase price of approximately $1,500. This transaction was consummated on October 31, 1997.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT

The Company's debt was comprised of the following:

                                                                                  --------------------------
                                                                               September 30,       December 31,
                                                                                    1997              1996
                                                                                  --------          --------
Bank Credit Facility (a) --
  Term loans, due June 30, 2004, interest based on various floating rate options (8.52% and 8.60% weighted average at September
     30, 1997 and December 31, 1996, respectively), payable monthly               $170,000          $190,000
11% Senior Subordinated Notes due 2006 (b)                                         200,000           200,000
11 7/8% Senior Discount Notes due 2007 (c)                                         150,545              --
Subordinated promissory note to UVC, due December 31,
  2004, with interest as described below (d)                                         8,845             8,124
Capital lease obligations, monthly payments of $3, including average
  interest at 9.1%, due November 1998 and May 1999                                    --                  70
                                                                                  --------          --------
Total debt                                                                        $529,390          $398,194
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

         Under the terms of the Senior Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ending December 31, 1998, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the Senior Credit Facility. The Company also pays commitment fees of 1/2% per annum on the average unborrowed portion of the total amount available under the Senior Credit Facility.

         The Senior Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio, fixed charges ratio, and capital expenditures. In addition, the Senior Credit Facility has restrictions on certain partnership distributions by the Company. As of September 30, 1997, the Company was in compliance with the financial covenants of the Senior Credit Facility.

         All partnership interests in FVOP and all assets of FVOP and its subsidiary are pledged as collateral for the Senior Credit Facility.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

         In order to convert certain of the interest payable at variable rates under the Senior Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and
         (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the nine-month period ended September 30, 1997, the Company had recognized an increase in interest expense of approximately $267 as a result of these interest rate swap agreements.

         On September 15, 1997, the Company received a commitment from its principal lenders under the Senior Credit Facility to enter into a new replacement senior credit facility (the "New Credit Facility"), which will refinance and replace the Senior Credit Facility. The commitment will provide that the lenders will extend up to $650,000 aggregate principal amount of revolving credit and term loan financing to the Company. The Company expects to enter into the New Credit Facility in the fourth quarter of 1997.

         On October 3, 1997, in order to convert certain of the future interest payable at various rates under future indebtedness, the Company entered into a forward interest rate swap agreement, commencing October 15, 1998, for a notional amount totaling $150,000, maturing on October 15, 2001. According to this agreement, the Company will pay or receive the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month libor applied to the same $150,000 notional amount every three months during the term of the interest rate swap agreement.

(b)      Senior Subordinated Notes

         On October 7, 1996, FVOP issued, pursuant to a public offering (the "Offering"), $200,000 aggregate principal amount of the Notes. Net proceeds from the Offering of $192,500, after costs of approximately $7,500, were available to FVOP on October 7, 1996.

         In connection with the anticipated issuance of the Notes in connection with the Offering, FVOP entered into deferred interest rate setting agreements to reduce FVOP's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements, amounting to $1,390, will be recognized as a component of interest expense over the term of the Notes.

         The Notes are unsecured subordinated obligations of FVOP (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

         The  Subordinated   Notes  Indenture  (the   "Indenture")  has  certain
         restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of the Company.

(c)      Senior Discount Notes

         On September 19, 1997, the Company issued, pursuant to a private offering, $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes. The Discount Notes were sold at approximately

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

         63.1% of the stated maturity and provided net proceeds of $144,750, after underwriting fees of approximately $5,250.

         The Discount Notes are unsecured obligations of Holdings and Holdings Capital (collectively the "Issuers"), ranking pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers and will mature on September 15, 2007. The discount on the 11 7/8% Discount Notes is being accreted using the interest method over four years until September 15, 2001, the date at which cash interest begins to accrue. Cash interest will accrue at a rate of 11 7/8% per annum and will be payable on a semiannual basis on each March 15 and September 15, commencing on March 15, 2002.

         The Discount Notes are redeemable at the option of Issuers, in whole or in part, at any time on or after September 15, 2001, at redemption prices set forth in the Indenture for the Discount Notes (the "Discount Indenture"), plus any unpaid interest, if any, at the date of the redemption. The Issuers may redeem, prior to September 15, 2001, up to 35% of the principal amount at maturity of the Discount Notes with the net cash proceeds received from one or more public equity offerings or strategic equity investments at a redemption prices set forth in the agreement, plus any unpaid interest, if any, at the date of the redemption.

         The Discount Indenture has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of Holdings.

 (d)     Subordinated Promissory Note to UVC

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

The debt of the Company matures as follows:

Year Ended December 31 --
      1997                    $     --
      1998                       3,289
      1999                       8,368
      2000                      11,947
      2001                      15,527
Thereafter                     490,259
                              --------
                              $529,390
                              ========

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(4)    COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the nine month periods ended September 30, 1997 and 1996 was $2,897 and $1,509, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to September 30, 1997 are as follows:


Year Ended December 31 --
      1997                    $  150
      1998                       384
      1999                       238
      2000                       144
      2001                       120
Thereafter                       220
                              ------
                              $1,256
                              ======


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

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

 (5)     SUBSEQUENT EVENTS

As of November 14, 1997, the Company had entered into additional letters of intent to acquire certain cable television systems, primarily located in Ohio, Michigan, Massachusetts and Kentucky, in four separate transactions, for aggregate consideration of approximately $104,400.

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

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:


                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $85,700
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,300
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,900
PCI Incorporated ("Bedford")                                     Michigan           August 29, 1997            13,500 *
SRW,  Inc.'s  Blue  Ridge  Cable  Systems,  L.P.  ("Blue    Tennessee and North    September 3, 1997            4,100 *
Ridge")                                                          Carolina
-------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of September 30, 1997.
*     Subject to adjustment.


During the third quarter of 1996, the Company sold systems serving, in the aggregate, approximately 10,400 basic subscribers located in Chatsworth, Georgia and Woodstock and New Market, Virginia for aggregate disposition proceeds of approximately $15.0 million.

As of September 30, 1997, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 579,500 homes and served approximately 401,300 basic subscribers. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

On October 31, 1997, the Company completed the acquisition of certain cable television assets from A-R Cable Services-ME, Inc., serving approximately 52,900 subscribers in Maine for an aggregate purchase price of approximately $78.3 million. Also on October 31, 1997, the Company completed the acquisition of certain cable television assets from Harold's Home Furnishings, Inc., serving approximately 1,400 subscribers in Maryland for approximately $1.5 million.

As of November 14, 1997, the Company had entered into additional letters of intent or asset purchase agreements to acquire certain cable television systems, primarily located in Ohio, Vermont, New Hampshire, Michigan and Massachusetts, in six separate transactions, for aggregate consideration of approximately $331.9 million. The transactions are expected to close during the fourth quarter of 1997 and during the first quarter of 1998. These transactions are subject to customary closing conditions and certain regulatory approvals that are not completely within the Company's control. See Note 2 to the unaudited consolidated financial statements of FVOP for more detailed descriptions of the transactions under asset purchase agreement and Note 5 of such financial statements for more detailed descriptions of the transactions under letter of intent. The Company has raised additional equity capital and has secured additional debt commitments needed to consummate these acquisitions.


RESULTS OF OPERATIONS

The three-month period ended September 30, 1997 is the only period in which the Company operated all of the Existing Systems, although certain systems (the Bedford Systems and the Blue Ridge Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company. The three-month period ended June 30, 1997 represents the integration of all of the Existing Systems (except for the Bedford Systems and the Blue Ridge Systems), although certain systems (the Front Row Systems and the Triax I Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

As a result of the Company's limited operating history, the Company believes that its results of operations for the three-month periods ended September 30, 1997 and June 30, 1997 are not indicative of the Company's results of operations in the future.


                                ------------------------          ----------------------
                                   Three Months Ended               Three Months Ended
                                   September 30, 1997                  June 30, 1997
                                                    % of                             % of
                                 Amount          Revenue          Amount          Revenue
                                -------             ----          ------             ----
Amounts in thousands
(Unaudited)

Revenue                         $36,750            100.0%        $34,081            100.0%
Expenses
    Operating expenses           18,332             49.9%         17,679             51.8
    Corporate expenses            1,071              2.9%          1,048              3.1
                                -------             ----          ------             ----
EBITDA (a)                      $17,347             47.2%         15,354             45.1%
                                =======             ====          ======             ====

Basic Subs                      401,300                          390,350
Pay Units                       172,850                          164,500


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


THREE MONTHS ENDED  SEPTEMBER  30, 1997  COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

Revenue increased 7.8%, or approximately $2.7 million, to approximately $36.7 million for the three months ended September 30, 1997 from approximately $34.1 million for the three months ended June 30, 1997. Operating and corporate expenses increased approximately 3.7% and 2.2%, respectively, for the three months ended September 30, 1997 from the three months ended June 30, 1997. The number of basic subscribers increased approximately 2.8% from 390,350 at June 30, 1997 to 401,300 as of September 30, 1997, while the number of pay units increased approximately 5.1% from 164,500 to 172,850 over the three-month period. Growth over the second quarter of 1997 in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems during August and September of 1997.

As its operations base has developed, the Company has increased its focus on integration of business operations to achieve efficiencies, significant investment in technical plant and promotion of new and existing services to enhance revenues. The impact of certain of these efforts has resulted in an increase in EBITDA margin during the third quarter of 1997 to 47.2% from 45.1% for the three months ended June 30, 1997, and 43.6% for the three months ended March 31, 1997. On a pro forma basis, adjusted to include the results of operations of the systems acquired during 1997, the Company's revenue has increased approximately 2.2% and EBITDA has increased approximately 5.4% when compared with the quarter ended June 30, 1997, and 4.6% and 9.8%, respectively, when compared with the quarter ended March 31, 1997.

The Company consummated two acquisitions during the third quarter of 1997, acquiring cable systems serving, in the aggregate, approximately 12,100 basic subscribers in Michigan, Tennessee and North Carolina. The Company is integrating employees from the predecessor owners and is in the process of reducing employee staffing from pre-acquisition levels. The Company has completed the conversion of separate billing systems for each of these acquisitions into its automated billing system and centralized database and will serve the customers associated with these systems from its regional customer service centers in Chillicothe, Ohio and Greenville, Tennessee.

Marketing initiatives for the quarter ended September 30, 1997 included new premium service promotions, sales audits and remarketing, and channel additions and service rate increases in selected cable systems. During the quarter ended September 30, 1997, the Company's centralized telemarketing center contacted approximately 50,500 of its subscribers, marketing the "Ultimate TV" package: a premium service package consisting of two to four premium channels. As a result of its marketing efforts, the Company increased the number of pay units purchased by those subscribers by approximately 10.6% during the third quarter. The Company has also continued its sales audit and door-to-door marketing program, inspecting selected systems to clean up its billing data base, verify homes passed data, market services to potential customers and identify unauthorized subscribers, which the Company attempts to convert to paying subscribers. During the third quarter, the Company increased basic and tiered basic rates to approximately 55,400 subscribers, or approximately 35% of its subscribers, in the Ohio cluster. The service rate increases were generally accompanied by selective channel additions; the combined basic and tiered basic rate was increased an average of 5.8%. Although there can be no assurance as to the long-term effect of the rate adjustments, the Company believes that its strategy of increasing service rates while simultaneously offering more services and greater customer choice will have a positive impact on its financial results.

The Company continues the process of rebuilding and upgrading certain systems, completing line extensions and consolidating headends. The Company had capital expenditures of approximately $8.7 million during the third quarter of 1997 related to its technical enhancement activities. Approximately one-half of third quarter capital expenditures are related to the process of system rebuild and upgrade activity, primarily in the New England and Ohio operating clusters. During the third quarter, the Company has commenced six new rebuild and upgrade projects. The Company is at varying stages of completion on fourteen separate rebuild and upgrade projects in systems serving, in the aggregate, approximately 52,700 basic subscribers. The Company is also in the process of eliminating additional headend facilities. Approximately 39 new miles of plant were activated in the third quarter, passing approximately 1,300 new homes.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth, for the three-month period ended September 30, 1997 and 1996, certain statement of operations and other data of the Company. As a result of the Company's limited operating history, the Company believes that its results of operations for the periods presented in this table are not indicative of the Company's future results.

                              ----------------------       ----------------------
                                Three Months Ended          Three Months Ended
                                September 30, 1997          September 30, 1996
                                                % of                         % of
                               Amount        Revenue        Amount        Revenue
                              -------           ----       -------           ----
Amounts in thousands
(Unaudited)
Revenue                       $36,750          100.0%      $18,668          100.0%
Expenses
    Operating expenses         18,332           49.9         9,989           53.5
    Corporate expenses          1,071            2.9           706            3.8
                              -------           ----       -------           ----
EBITDA                        $17,347           47.2%      $ 7,973           42.7%
                              =======           ====       =======           ====

Basic Subscribers             401,300                      215,300
Pay Units                     172,850                       91,300


Revenue increased 96.9%, or approximately $18.1 million, to approximately $36.8 million for the three months ended September 30, 1997 from approximately $18.7 million for the three months ended September 30, 1996. Operating and corporate expenses increased approximately 83.5% and 51.7%, respectively, for the three months ended September 30, 1997 from the three months ended September 30, 1996. The number of basic subscribers increased approximately 86.4% from 215,300 at September 30, 1996 to 401,300 as of September 30, 1997, while the number of pay units increased approximately 89.3% from 91,300 to 172,850 over the twelve-month period.

Significant growth in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems in eleven separate transactions. The Company's primary focus over the twelve-month period ended September 30, 1997 has been to achieve critical mass through acquisitions, to establish its core geography and to begin the consolidation of operations.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth, for the nine-month period ended September 30, 1997 and 1996, certain statement of operations and other data of the Company. As a result of the Company's limited operating history, the Company believes that its results of operations for the periods presented in this table are not indicative of the Company's future results.

                              -----------------------       -----------------------
                                 Nine Months Ended             Nine Months Ended
                                September 30, 1997            September 30, 1996
                                                 % of                          % of
                                Amount        Revenue        Amount         Revenue
                              --------           ----       --------           ----
Amounts in thousands
(Unaudited)
Revenue                       $102,386          100.0%      $ 46,207          100.0%
Expenses
    Operating expenses          52,794           51.6         23,657           51.2
    Corporate expenses           3,120            3.0          1,971            4.3
                              --------           ----       --------           ----
EBITDA                        $ 46,472           45.4%      $ 20,579           44.5%
                              ========           ====       ========           ====


Revenue increased 121.6%, or approximately $56.2 million, to approximately $102.4 million for the nine months ended September 30, 1997 from approximately $46.2 million for the nine months ended September 30, 1996. Operating and corporate expenses increased approximately 123.2% and 58.3%, respectively, for the nine months ended September 30, 1997 from the nine months ended September 30, 1996. Significant growth in revenue, operating and corporate expenses is primarily attributable to the Company's acquisition of cable systems in ten separate acquisitions.


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

The Company has entered into a $265.0 million Amended and Restated Credit Agreement (the "Senior Credit Facility") with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Managing Agent, and the other lenders signatory thereto. The Senior Credit Facility includes a $75.0 million, 8.25-year reducing revolving credit facility (the "Revolving Credit Facility"), a $100.0 million, 8.25-year term loan (the "Facility A Term Loan") and a $90.0 million, 9.25-year term loan (the "Facility B Term Loan"). At September 30, 1997, the Company had no amount outstanding under the Revolving Credit Facility, $89.5 million outstanding under the Facility A Term Loan and $80.5 million outstanding under the Facility B Term Loan. The weighted average interest rates at September 30, 1997, on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 8.16% and 8.91%, respectively. The Company has entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the nine-month period ended September 30, 1997, the Company had recognized an increase to interest expense of approximately $267,000 as a result of these interest rate swap agreements.

In general, the Senior Credit Facility requires the Company to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the Senior Credit Facility and to reduce permanently commitments thereunder, subject to certain exceptions permitting the Company to use such proceeds to fund certain permitted acquisitions, provided that the Company is otherwise in compliance with the terms of the Senior Credit Facility.

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

On September 15, 1997, the Company received a commitment from its principal lenders under the Senior Credit Facility to enter into a new replacement senior credit facility (the "New Credit Facility"), which will refinance and replace the Senior Credit Facility. The commitment will provide that the lenders will extend up to $650,000 aggregate principal amount of revolving credit and term loan financing to the Company. The Company expects to enter into the New Credit Facility in the fourth quarter of 1997.

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

In addition, in connection with the acquisition of the ACE Systems and the Triax Systems, FrontierVision Partners, L.P. ("FVP"), the Company's previous general partner, received additional equity commitments of approximately $76.0 million. As of September 30, 1997, all of such equity commitments had been invested in FVP and FVP had contributed substantially all of such equity investments to the Company.

On September 19, 1997, FrontierVision Holdings, L.P. ("Holdings"), a Delaware limited partnership, issued $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Holdings is a newly-organized holding company and is the new general partner of FVOP. Holdings acquired, directly or indirectly, all of the outstanding partnership interests in FVOP immediately prior to the issuance of the Discount Notes (the "Formation Transaction"), and therefore, FVOP and FrontierVision Capital Corporation have become wholly owned consolidated subsidiaries of Holdings. Net proceeds from the issuance of the Discount Notes of $142.3 million were contributed by Holdings to FVOP as a capital contribution on September 19, 1997. The capital contribution from Holdings was used by FVOP to repay existing certain bank indebtedness of $65.5 million with the remainder placed in escrow to finance pending acquisitions. The escrow proceeds have been fully invested as of November 14, 1997.

During the nine-month period ended September 30, 1997, the Company received approximately $179.9 million of equity contributions from its partners, which amount includes contributions from Holdings. Such equity contributions and senior debt, along with cash flow generated from operations, has been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Senior Credit Facility from EBITDA of approximately $46.5 million generated by the Company for the nine-month period ended September 30, 1997.

In connection with the acquisition of the UVC Systems, the Company issued a subordinated note to UVC in the aggregate principal amount of $7.2 million (the "UVC Note"). The Company may repay the UVC Note at any time. However, as of November 14, 1997, the UVC Note had not yet been repaid.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the nine months ended September 30, 1997 were $18.6 million compared to $10.1 million for the nine months ended September 30, 1996. The increase was primarily due to cable television system operations acquired during 1996 and 1997.


CASH FLOWS FROM INVESTING ACTIVITIES

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the nine-month period ended September 30, 1997 were approximately $18.6 million compared to approximately $5.8 million for the nine-month period ended September 30, 1996. Capital expenditures primarily consisted of expenditures for the construction and expansion of the delivery system, and additional costs were incurred related to the expansion of customer service facilities. In addition, the Company capitalized approximately $0.5 million attributable to the cost of obtaining certain franchise, leasehold and other long-term agreements. The Company expects to spend in excess of $53 million over the next two years for capital improvement related projects consisting primarily of (i) installation of fiber optic cable and microwave links which will allow for the consolidation of headends, (ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the HITS digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity. The Company invested approximately $72.4 million in acquisitions during the nine months ended September 30, 1997 compared with approximately $188.1 million for the same period in 1996.


CASH FLOWS FROM FINANCING ACTIVITIES

Acquisitions during the nine months ended September 30, 1997 were financed primarily with equity contributions from the Company's partners; acquisitions during the nine months ended September 30, 1996, were financed primarily with borrowings under the Senior Credit Facility and, to a lesser extent, with equity contributions from the Company's partners.

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Amended and Restated Agreement of Limited Partnership for FrontierVision Operating Partners, L.P.
                (3)
        3.2     Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.9     Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1     Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        10.20   Amendment No. 4 to Senior Credit Facility.
        27.6    Financial Data Schedule as of and for the nine-month period ended September 30, 1997 and
                Financial  Data  Schedule as of and for the  three-month  period ended September 30, 1997.
       ---------------


       Footnote References
       (1) Incorporated by reference to the exhibits to the Registrants' Registration Statement on Form S-1, File No. 333-9535.
       (2) Incorporated by reference to the exhibits of the Registrants' Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, File No. 333-9535.
       (3) Incorporated by reference to the exhibits to FrontierVision Holdings,L.P.Registration Statement on Form S-4,File No.333-36519.


    (b)  Reports on Form 8-K

       A Form 8-K was filed on September 22, 1997 relating to FrontierVision Holdings, L.P.'s consummation of a private offering.

       A Form 8-K was filed on November 10, 1997 relating to the release of preliminary earnings for the quarterly period ended September 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                     FRONTIERVISION OPERATING PARTNERS, L.P.

                       By:   FrontierVision Holdings, L.P., its general partner,
                             By:      FrontierVision Partners, L.P.,
                                      its general partner,
                             By:      FVP GP, L.P., its general partner
                             By:      FrontierVision Inc., its general partner
                             By:      /s/  JAMES W. McHose
                                      ---------------------------------
                                      James W. McHose
                                      Vice President and Treasurer



Date:  November 14, 1997     By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer



                             By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)



                             FRONTIERVISION CAPITAL CORPORATION


Date:  November 14, 1997     By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer



                             By:      /s/   JAMES W. MCHOSE
                                      ---------------------
                                      James W. McHose
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)