Form 10-K
period 1997-12-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1998-03-27
CIK 1019504, 1020291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997

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

                 Yes [x]                              No [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       Number of shares of common stock of FrontierVision Capital Corporation outstanding as of March 27, 1998: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS



                                                     PART I
Item 1.           BUSINESS.
                  The Company....................................................................   4
                  Business Strategy..............................................................   4
                  Development of the Systems ....................................................   6
                  System Descriptions............................................................   8
                  Technological Developments.....................................................  10
                  The Cable Television Industry..................................................  11
                  Programming, Service and Rates.................................................  12
                  Marketing, Customer Service and Community Relations ...........................  13
                  Franchises ....................................................................  13
                  Competition ...................................................................  14
                  Employees .....................................................................  17
                  Legislation and Regulation ....................................................  17

Item 2.           PROPERTIES. ...................................................................  23

Item 3.           LEGAL PROCEDINGS...............................................................  24

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  24



                                                      PART II
Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................................  25

Item 6.           SELECTED FINANCIAL DATA........................................................  25

Item 7.           MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.
                  Introduction...................................................................  27
                  Results of Operations .........................................................  28
                  Liquidity and Capital Resources ...............................................  31

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK...........................................................................  34

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..................................  34

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE. ..........................................  34





                                                     PART III
Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                  Directors and Executive Officers of FrontierVision Inc.........................  35
                  Advisory Committee ............................................................  37

Item 11.          EXECUTIVE COMPENSATION.
                  Deferred Compensation Plan.....................................................  37
                  Compensation Committee Interlocks and Insider Participation ...................  38
                  Employment Agreement...........................................................  38

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................  39

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................  40



                                                      PART IV
Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.
                  Financial Statements ..........................................................  41
                  Reports on Form 8-K ...........................................................  44
                  Exhibits ......................................................................  44
                  Financial Statement Schedules .................................................  44

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANT'S
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF
THE EXCHANGE ACT ................................................................................  45


GLOSSARY ........................................................................................  46

FINANCIAL STATEMENTS ............................................................................ F-1

FINANCIAL STATEMENT SCHEDULES ................................................................... S-1

EXHIBITS


                                     PART I

Item 1.           BUSINESS

FrontierVision Operating Partners, L.P. and its subsidiaries ("FVOP" or the "Company") own, operate and develop cable television systems in small and medium-sized suburban and exurban communities in the United States. As of December 31, 1997, the Company was one of the twenty largest operators of cable television systems in the United States, owning systems which passed approximately 817,000 homes and served approximately 559,800 basic subscribers (the "Existing Systems").

The Company was organized in 1995 under the laws of the State of Delaware and its headquarters are located at 1777 South Harrison Street, Suite P-200, Denver, Colorado, 80210. Its telephone number is (303) 757-1588 and it may be reached by e-mail at InvestorRel@FVP.com.

THE COMPANY

The Company seeks to maximize enterprise value by acquiring cable television systems at attractive prices in geographically rational clusters to achieve economies of scale and by improving system management to enhance operating profit.

To date, the Company has been highly successful in its acquisition activities. Since closing its first acquisition in November 1995, the Company has completed 20 acquisitions and has established significant critical mass and subscriber density within its targeted geography. The following table illustrates the Company's growth, and operating characteristics of its systems, through December 31, 1997.



                        --------------------------------------------------------
                                          Basic        Premium    Total Revenue
                         Homes Passed   Subscribers     Units    (In Thousands)
                         -------------------------------------------------------
   December 31, 1995       125,300        92,700        35,700         4,369
   December 31, 1996       498,900       356,400       152,100        76,464
   Decebmer 31, 1997       817,000       559,800       275,400       145,126

The Company has established three primary operating clusters--New England, Ohio and Kentucky--with a fourth, smaller group of cable television systems in the Southeast. As of December 31, 1997, over 85% of the Company's subscribers were within its three primary operating clusters. The Company is currently the second largest MSO in Kentucky, the largest MSO in Maine and the third largest MSO in Ohio. In the Southeast, the Company has accumulated attractive systems which it expects to either consolidate with subsequent system acquisitions, trade for systems within the Company's primary operating regions or divest at favorable prices.


BUSINESS STRATEGY

The next phase of the Company's business plan will focus on increasing subscriber density within its operating clusters through selective acquisitions, reducing expenses through consolidating business operations, making significant investment and improvements in technical plant and selectively introducing new video and data services. The Company believes it can further enhance the operational and financial performance of its cable systems as well as effectively position the properties for a more widespread rollout of existing and new cable and broadband telecommunications services. To achieve its business objective, the Company pursues the following business strategies:

TARGET CLUSTERS IN SMALL AND MEDIUM-SIZED MARKETS. The Company has acquired contiguous clusters of cable television systems serving small and medium-sized suburban and exurban markets which are generally within 50 to 100 miles of larger urban and suburban communities. The Company believes that such markets have many of the beneficial attributes of larger urban and suburban markets, including moderate to high household growth, economic stability, attractive subscriber demographics and favorable potential for additional clustering. Moreover, in such markets, the Company believes that (i) it will face less direct competition given the lower population densities and higher costs per subscriber of installing cable service; (ii) it will maintain higher subscriber penetration levels and lower customer turnover based on fewer competing entertainment alternatives; and (iii) its overhead and operating costs will generally be lower than similar costs incurred in larger markets.

GROW THROUGH STRATEGIC AND OPPORTUNISTIC ACQUISITIONS. In seeking to become the consolidator of cable television systems within its targeted geographic areas, the Company has systematically implemented a focused acquisition and consolidation strategy within its three primary operating clusters of New England, Ohio and Kentucky and its systems group in the Southeast. During the fourth quarter of 1997, the Company significantly increased the size and scale of its operating clusters by completing the aquisition of larger cable systems deemed "non-core" by larger MSOs. The Company will continue to pursue both large acquisitions and "fill-in" acquisitions in its operating clusters. The Company believes that such acquisition targets will have diminished strategic value to other prospective buyers given the Company's geographic prominence in these regions. Consequently, the Company believes these acquisition targets can be purchased at favorable prices.

IMPLEMENT OPERATING EFFICIENCIES AND INCREASE OPERATING CASH FLOW THROUGH REGIONAL CONSOLIDATION. Upon acquiring a system, the Company implements extensive management, operational and technical changes designed to improve operating efficiencies and increase operating cash flow. By centralizing and upgrading customer support functions, the Company has begun to reduce administrative costs and better manage and train employees, while providing a higher level of customer service than was previously provided by smaller, dispersed offices. Within the Existing Systems, the Company plans to consolidate up to 57 customer service and sales offices into five regional service centers and 17 local payment offices. The Company also seeks to reduce technical operating costs and capital expenditures by consolidating headend facilities. In the Existing Systems, the Company plans to eliminate a significant number of the 246 headends. By serving more subscribers from a single distribution point, the Company has begun to decrease ongoing technical maintenance expenses, improve system reliability and enhance cost-efficiencies in adding new channels and services.

PROMOTE AND EXPAND SERVICE OFFERINGS. Because many of the Company's customers received limited service offerings prior to acquisition, the Company believes that a significant opportunity exists to increase service revenue by increasing the programming and pricing options available to its customers. The Company's marketing programs include a mix of basic and premium service packages with an emphasis on appealing to different customer segments in specific local markets in order to maximize customer value, positive perception and overall profitability. Towards this end, the Company has revised basic and tier programming line-ups, launched several lower priced premium channels such as Starz! and Encore, and created premium service package offerings. In April 1997, the Company established a centralized, in-house telemarketing center to telemarket premium service packages to its customers. During 1997, tele-marketers working out of the Company's telemarketing center contacted over 175,000 of the Company's customers, generating over 12,000 sales of premium units. As systems are consolidated and technically enhanced, the Company will also continue to expand addressability, which is currently available to less than 44% of its subscribers, and seek to increase revenues derived from pay-per-view movies and events, as well as new pay services such as interactive video games. With the expanded advertising market delivery afforded by larger, contiguous system clusters, the Company plans to intensify local spot advertising sales efforts. Additionally, the Company successfully introduced digital cable television in two of its systems during the fourth quarter of 1997. Based on favorable early results in these test markets, the Company anticipates a more widespread roll-out of digital programming services during 1998.

STRATEGICALLY UPGRADE SYSTEMS. The Company will selectively upgrade its cable systems to increase channel capacities, enhance signal quality and improve technical reliability. The Company believes that such technical upgrades will not only enhance the potential for increasing revenues, but also will improve customer and community relations and further solidify the Company's incumbent position as the preeminent local provider of video services. Over the next five years, the Company intends to establish a technical platform of 750 MHz (110 analog channels) in its larger markets and 400 MHz to 550 MHz (54 to 78 analog channels) in most of its systems. Subsequent to this upgrade plan, over one-half of the Company's subscribers will be served by systems with 550 MHz to 750 MHz plant. Over the same period, the Company plans to invest substantial amounts in new technologies. The Company continually monitors and evaluates new technological developments to anticipate the introduction of new services and program delivery capabilities, such as digital cable television and cable Internet access. As a result, the Company may determine to reallocate the investment of its capital in order to more widely deploy such technology and to make optimal use of its assets.

POSITION THE SYSTEMS FOR BROADBAND SERVICES. By implementing a hybrid fiber optic/coaxial cable design ("HFC") across the majority of its cable plant, the Company will effectively position itself for the introduction of new broadband video, voice and data services. Given its fiber-rich local infrastructure and the expanded bandwidth provided by coaxial cable, the Company believes it will enjoy distinct advantages over competitive service providers. Such advantages include higher speed, increased capacity, greater selectivity and better technical reliability. The Company's full service broadband HFC networks will enable it to offer a wide range of new services that include video applications such as digital programming, regional advertising insertion and interactive video games, as well as telecommunications and data services such as cable Internet access, virtual LAN applications, high speed point-to-point data transmission and competitive telephone access.

FOCUS ON THE CUSTOMER. The Company continually seeks to provide superior customer service to its customers. Fundamental to this effort is development of technically advanced customer call centers, the establishment of a common billing and customer information platform and the continous improvement of programming and pricing options. To date, the Company has established four state-of-the-art customer call centers which, as of December 31, 1997, handled customer call volume for approximately 85% of the Company's customers. By centralizing customer service at the regional level, all functions that directly impact subscribers, including sales and marketing, customer service and administration, and technical support, are implemented as close to the customer as possible. In addition, as a result of its consolidation efforts, the Company has been able to enhance its customer service by increasing hours of operation for its customer service functions, better coordinating technical service and installation calls, speeding responsiveness to customer inquiries and standardizing maintenance procedures. While centralizing and improving customer service, the Company has opened local payment and technical offices to maintain its local presence and visibility within its communities. Additionally, the Company expects to have converted all of the subscribers within the Existing Systems to a single billing and customer information platform by the end of 1998. As part of the Company's plans to upgrade its acquired cable systems the Company regularly evaluates the programming packages, pricing options and add-on services available to its customers. During 1997, the Company added over 440 new channels of programming and expects to add over 240 new channels during 1998.


DEVELOPMENT OF THE SYSTEMS

The Company was organized in 1995 to exploit acquisition opportunities in the cable television marketplace created by the confluence of several economic, regulatory, competitive and technical forces. The cable television industry has experienced rapid and continuing consolidation over the last several years for various reasons. Operators have been faced with the need for increased levels of capital expenditures to expand channel capacity and have recently begun to face the threat of competition from new market entrants, including DBS services and telephone company video programming services. Many smaller MSOs, particularly those that were acquisitive during the late 1980's and purchased systems at prices significantly higher than those paid by the Company, sought liquidity for their investors or were constrained from accessing additional capital to upgrade or rebuild aging plant to remain competitive with other video programming providers. More recently, larger MSOs have embarked on their own program of divesting or trading less strategic systems to redirect their resources to major urban and suburban markets.

As a result of this supply and demand anomaly, the Company has been able to selectively acquire cable television properties from both small and large MSO's, thereby establishing core geographic clusters and subscriber mass. The aggregate purchase price paid by the Company for the Existing Systems was approximately $952.6 million, representing an average of 8.82 times the Acquisition Cash Flow and $1,657 per subscriber. The following table summarizes the acquisitions of the Existing Systems:

                                                            ------------------------------------------------------------
                                                                                     Purchase       Basic     Purchase
                                                                                     Price(1)    Subscribers Price Per
Predecessor Owner                                                 Date Acquired    (in millions) Acquired(2) Subscriber
-----------------                                           ------------------------------------------------------------

United Video Cablevision, Inc. (the  "UVC Systems ").......    November 9, 1995        $  120.8      87,400    $1,382
Longfellow Cable Company, Inc. (the  "Longfellow Systems ")   November 21, 1995             6.1       5,100     1,196
C4  Media  Cable  Southeast,  Limited  Partnership  (the "C4
Systems").................................................     February 1, 1996            47.6      40,400     1,178
Americable   International  Maine,  Inc.  (the   "Americable     March 29, 1996             4.8       3,350     1,433
Systems ").................................................
Cox Communications (the  "Cox Systems ")...................       April 9, 1996           136.0      77,200     1,762
Phoenix  Grassroots  Cable  Systems,  LLC (the   "Grassroots
Systems").................................................      August 29, 1996             9.3       7,400     1,257
Triax Southeast Associates, L.P. (the  "Triax Systems ")...     October 7, 1996            84.7      53,200     1,592
American Cable Entertainment of Kentucky-Indiana,  Inc. (the
 "ACE Systems")..........................................       October 9, 1996           146.0      83,250     1,754
SRW,  Inc.'s  Penn/Ohio  Cablevision,  L.P.  (the "Penn/Ohio
Systems ").................................................    October 31, 1996             3.8       3,225     1,178
SRW,  Inc.'s  Deep Creek Cable TV,  L.P.  (the  "Deep  Creek
System")..................................................    December 23, 1996             3.0       2,175     1,379
Bluegrass Cable Partners, L.P. (the  "Bluegrass Systems ").      March 20, 1997             9.9       7,225     1,370
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc. (the  "Clear/B&G Systems ")........................      March 31, 1997             1.7       1,450     1,172
Milestone  Communications of New York, L.P. (the  "Milestone
   Systems")..............................................       March 31, 1997             2.8       2,125     1,318
Triax Associates I, L.P. (the  "Triax I Systems ").........        May 30, 1997            34.5      20,700     1,667
Phoenix Front Row Cablevision (the  "Front Row Systems ")..        May 30, 1997             6.8       5,250     1,295
PCI Incorporated (the "Bedford System")....................     August 29, 1997            13.5       7,750     1,742
SRW, Inc.'s Blue Ridge Cable Systems,  L.P. (the "Blue Ridge
Systems")..................................................   September 3, 1997             4.1       4,550       901
Harold's Home Furnishings, Inc. (the "Harold's System")....    October 31, 1997             1.5       1,480     1,014
A-R Cable Services - ME, Inc. (the "Cablevision Systems")..    October 31, 1997            78.2      54,300     1,440
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture (the "TCI-VT/NH Systems")................    December 2, 1997            34.5      22,100     1,561
Cox Communications, Inc. (the "Cox-Central Ohio Systems")..   December 19, 1997           203.0      85,400     2,377
                                                                                       --------     -------    ------
Total......................................................                            $  952.6     575,030    $1,657

                                                                                       ========     =======    ======

------------
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600 subscribers to systems that were sold by the Company in 1996.

The Company will continue to make acquisitions of cable systems to expand and improve its existing operating clusters and will continue to dispose of or trade non core cable systems. The Company believes that acquisition oportunities continue to exist among the small and large MSO segments. During 1997, the Company completed an $800 million senior secured credit facility and received approximately $179.9 million in equity contributions from its general and limited partners. Based on its well-defined geography focus, strong market presence and financial capacity, the Company believes that it is well positioned to continue to acquire cable systems at attractive values and meet its growth objective of acquiring 750,000 subscribers.

As of January 16, 1998, the Company had entered into four purchase agreements to acquire, for aggregate consideration of approximately $105.8 million, contiguous cable systems or cable systems in close proximity to the Existing Systems. In the aggregate, these systems served approximately 59,300 basic subscribers as of December 31, 1997. Of the total subscribers, approximately 33,900 would be added to the Company's Ohio cluster and approximately 25,400 to the Company's New England cluster. These systems possess technical profiles generally superior to the profiles for the Existing Systems and are generally larger in size. At closing, the Company expects the nine acquired systems to offer an average of 62 analog channels and 450 MHz of capacity. On March 6, 1998, the Company consummated the acquisition of systems in Michigan from TVC-Sumpter Limited Partnership and North Oakland Cablevision Partners Limited Partnership for an aggregate purchase price of $14.2 million. These systems will be integrated into the Company's Ohio cluster. In addition, on December 12, 1997 the Company entered into an asset exchange agreement to obtain two Tennessee systems serving approximately 5,000 subscribers in exchange for three of its Southeast region systems serving approximately 4,300 subscribers in the Southeast region. The Company completed this exchange on March 12, 1998. There can be no assurance that the remaining potential acquisitions will be consummated or that the Company can successfully integrate any acquired business with its existing operations.


SYSTEM DESCRIPTIONS

The Company's cable television systems consist of three primary clusters--New England, Ohio and Kentucky--with a fourth, smaller group of systems in the Southeast. The following chart provides certain operating and technical profile statistics as of December 31, 1997 for the Company.

                                                       -----------------------------------------------------------------
                                                          New England     Ohio      Kentucky   Southeast     Existing
                                                            Cluster     Cluster     Cluster      Region      Systems
                                                       -----------------------------------------------------------------
Homes passed.........................................       214,900     328,600     170,100     103,400       817,000
Basic subscribers....................................       142,600     231,500     123,900      61,800       559,800
Basic penetration....................................          66.4%       70.5%       72.8%       59.8%         68.5%
Premium units........................................        83,900     118,400      47,600      25,500       275,400
Premium penetration..................................          58.8%       51.1%       38.4%       41.3%         49.2%
Average monthly revenue per basic subscriber (1).....         30.05       33.25       32.59       26.39         31.53
Number of headends...................................            77          80          39          50           246
Percentage of subscribers with at least 54-channel
   capacity..........................................          44.4%       77.1%       57.0%       26.1%         58.7%

___________
(1) Average monthly revenue per basic subscriber equals revenue for the month ended December 31, 1997 divided by the number of basic subscribers as of the end of such period.

NEW ENGLAND CLUSTER. The systems in the New England cluster passed approximately 214,900 homes and served approximately 142,600 basic subscribers and 83,900 premium units as of December 31, 1997. The New England cluster is comprised primarily of systems located in communities in southern, middle and coastal Maine, central New Hampshire and northern Vermont. Of the Maine systems' approximately 116,000 total subscribers, approximately 90,000 subscribers are located in Bangor and Lewiston and contiguous communities or in nearby coastal communities. In addition, the Company serves resort communities in Maine's Carrabassett Valley that include Sugarloaf/USA and Sunday River. Most of the approximately 19,500 subscribers in New Hampshire are located in Lebanon and surrounding communities, and most of the 7,100 Vermont subscribers are located within 20 miles of Burlington, the state's largest city. The 1996 median household income and projected household growth rates (from 1996 to 2001) in the areas served by the New England Systems exceed U.S. averages for counties with less than 100,000 households ("Comparable Counties"), according to Equifax National Decision Systems, 1996.

Approximately 44.4% of the Company's subscribers in the New England cluster are offered at least 54 channels. The Company plans to utilize excess channel capacity by introducing new basic and premium services, increasing penetration of addressable converters, available to only 46.3% of the New England cluster subscribers as of December 31, 1997, and aggressively pursuing spot advertising revenue, which accounted for $0.62 per subscriber per month during the fourth quarter of 1997. The New England cluster's basic penetration rate is 16.9% below the Maine state average penetration rate of 79.8% according to Warren Publishing, Inc.'s Television and Cable Factbook, 1997.

OHIO CLUSTER. Systems in the Ohio cluster passed approximately 328,600 homes and served approximately 231,500 basic subscribers and 118,400 premium units as of December 31, 1997. The majority of the subscribers in the Ohio cluster are located in northwest Ohio, extending from the northern suburbs of Toledo south along the Indiana state border, and central Ohio, south and east of suburban Columbus to the Ohio River. The 1996 median household income in the Ohio cluster exceeds U.S. averages for Comparable Counties, according to Equifax National Decision

Systems, 1996, although household growth rates in the areas served by the Ohio systems are projected to lag that of Comparable Counties over the next five years.

Approximately 77.1% of the Company's subscribers in the Ohio cluster are offered at least 54 channels, including a fiber-to-the-feeder 550 MHz design in Ashland, Kentucky and Newark, Ohio. Although the Ohio cluster's basic penetration rate at December 31, 1997 was above the 1996 Ohio state average of 65.6%, its pay penetration rate was approximately 18.8% below the Ohio state average pay penetration rate of 63.0% according to Warren Publishing, Inc.'s Television and Cable Factbook, 1997.

As part of its technical improvement program, the Company plans to increase the deployment of addressable converters, which were available to only 37.3% of the Ohio cluster subscribers as of December 31, 1997, and to more aggressively market pay-per-view and other interactive services such as video games. In addition, the Company plans to leverage its existing centralized advertising facilities and personnel to increase advertising revenue in all of the Ohio cluster, which accounted for $0.86 per subscriber per month during the fourth quarter of 1997.

KENTUCKY CLUSTER. The systems in the Kentucky cluster passed approximately 170,100 homes and served approximately 123,900 basic subscribers and 47,600 premium units as of December 31, 1997. A single regional customer service center in Richmond, Kentucky serves all Kentucky subscribers, the majority of which reside in outlying communities of Lexington, Kentucky and Cincinnati, Ohio. The 1996 median household income and the projected growth rates (from 1996 to 2001) in the areas served by the Kentucky systems exceed U.S. averages for Comparable Counties, according to Equifax National Decision Systems, 1996.

Approximately 57.0% of the Company's subscribers in the Kentucky cluster are offered at least 54 channels, including fiber-to-the-feeder 550 MHz design systems in Nicholasville, Kentucky and Delhi, Ohio and 750 MHz design systems in Madison, Indiana and Winchester, Kentucky. The Company continues to expend capital to complete a fiber ring surrounding Lexington, Kentucky. When complete, this fiber loop will serve approximately 60,000 subscribers from a single headend facility, interconnecting approximately fifteen existing headend facilities and passing nine colleges and universities. The Kentucky cluster will then be effectively positioned to offer broadband telecommunications and data services such as high speed Internet access, distance learning and point-to-point telephony. The Company plans to utilize excess channel capacity to introduce new basic and premium services to the Kentucky cluster. While the Kentucky cluster's basic penetration rate at December, 1997 was less than the Kentucky state average of 76.9%, its pay penetration rate was approximately
21.0% below the Kentucky state average pay penetration rate of 48.6% according to Warren Publishing, Inc.'s Television and Cable Factbook, 1997.

As part of its technical improvement program, the Company also plans to increase the deployment of addressable converters, which were available to only 65.9% of the Kentucky cluster subscribers as of December 31, 1997, and to more aggressively market pay-per-view and other interactive services. Additionally, the Company plans to leverage its existing centralized advertising facilities and advertising sales personnel to increase advertising revenue in all of the Kentucky cluster, which accounted for $1.26 per subscriber per month during the fourth quarter of 1997.

SOUTHEAST SYSTEMS. The Company plans to either consolidate further the systems in its Southeast region through acquisitions, trade certain of the systems for properties within its New England, Ohio and Kentucky clusters or sell the systems outright. As such, the Company's operating and capital expenditure plans for the Southeast systems will be limited to maintenance and discretionary projects that will increase the value of the systems to a potential buyer or trading partner. The Southeast systems passed approximately 103,400 homes and served approximately 61,800 basic subscribers and 25,500 premium units as of December 31, 1997. The Southeast systems at December 31, 1997 were comprised of groups of systems located in the following states: (i) Tennessee, serving approximately 19,600 basic subscribers; (ii) North Carolina, serving approximately 14,300 basic subscribers; (iii) Virginia, serving approximately 19,500 basic subscribers; and (iv) Maryland/Pennsylvania, serving approximately 8,400 basic subscribers. The Tennessee systems are located primarily in Greeneville, Tennessee and surrounding communities; the North Carolina systems are located near Rocky Mount, North Carolina; and the Virginia systems are located in north central Virginia between Charlottesville and Winchester and in Eastern Virginia, near Richmond. The Maryland/Pennsylvania systems are located along the Maryland and Pennsylvania border, approximately 120 miles west of Washington, D.C. The 1996 median household income and actual and projected growth rate in the number of households (from 1996 to 2001) in the areas served by the Southeast systems exceed U.S. averages for Comparable Counties, according to Equifax National Decision Systems, 1996.

Approximately 26.1% of the current plant design in the Southeast region is at least 54 channels. The Company will continue to evaluate capital expenditures to rebuild and upgrade plant based on the sales or trading status of the Southeast systems.


TECHNOLOGICAL DEVELOPMENTS

As part of its commitment to customer service, the Company maintains high technical performance standards in all of its cable systems, and systems are selectively upgraded and maintained to maximize channel capacity and to improve picture quality and reliability of the delivery of additional programming and new services. Before committing the capital to upgrade or rebuild a system, management carefully assesses (i) subscribers' demand for more channels, (ii) requirements in connection with franchise renewals, (iii) competing technologies that are currently available, (iv) subscriber demand for other cable and broadband telecommunications services, (v) the extent to which system improvements will increase the attractiveness of the property to a future buyer and (vi) the cost effectiveness of any such capital outlay.

The following tables set forth certain information regarding the channel capacities and miles of plant and the average number of subscribers per headend for the Existing Systems as of December 31, 1997.

                              -------------------------------------------------------------------
                              <220 MHz:    221-399 MHz:   400-549 MHz:  550-750 MHz:
                               Up to 32     33 to 53        54 to 77     78 to 110
                               Channels     Channels        Channels      Channels          Total
                              --------------------------------------------------------------------
Miles of plant                   264          10,596          7,699          2,294          20,853
% miles of plant                 1.3%           50.8%          36.9%          11.0%          100.0%
% of basic subscribers           1.5%           39.8%          40.7%          18.0%          100.0%

                           ------------------------------------------------------------------------------------------
                                                         Number of Subscribers Per Headend
                           -------------------------------------------------------------------------------------------
                                           1,001-           5,001-           10,001-
                           <1,000          5,000            10,000           25,000          >25,001           Total
                           -------------------------------------------------------------------------------------------
# of subscribers           60,430          164,810          109,130          143,080          82,350          559,800
% of subscribers             10.8%            29.4%            19.5%            25.6%           14.7%           100.0%

The Company's Existing Systems have an average capacity of approximately 56 channels and delivered an average of 46 channels of programming to its subscribers as of December 31, 1997. Approximately 60% of the Company's subscribers are served by systems with more than 5,000 subscribers and over 40% are served by systems serving more than 10,000 subscribers. The Company believes that its current excess channel capacity and significant number of larger systems will allow it to cost effectively introduce new service offerings.

Approximately 43.9% of the Company's subscribers currently have access to addressable technology. Addressable technology enables the Company, from the office or headend, to change the premium channels being delivered to each subscriber or to activate pay-per-view services. These service level changes can be effectuated without the delay or expense associated with dispatching a technician to the subscriber's home. Addressable technology also reduces premium service theft and allows the Company automatically to disconnect delinquent accounts electronically from the customer service center.

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

Recently, digital cable television has become commercially viable with technological cost reductions. The Company believes that this development will allow it to increase services to its subscribers. The Company has successfully launched digital cable television service in two of its systems and, based on favorable early results in these test markets, is in the process of installing necessary headend equipment for launches in additional systems. The Company will continue to monitor customer demand and profitability of such digital cable television services to assess the viability of a more wide-spread roll-out during 1998.


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

Cable television systems offer customers various levels (or "tiers") of cable services consisting of (i) off-air television signals of local network, independent and educational stations, (ii) a limited number of television signals from so-called "superstations" originating from distant cities (such as
WGN), (iii) various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), Entertainment and Sports Programming Network ("ESPN") and Turner Network Television ("TNT")), (iv) certain programming originated locally by the cable television system (such as public, governmental and educational access programs) and (v) informational displays featuring news, weather, stock market and financial reports and public service announcements. For an extra monthly charge, cable television systems also offer premium television services to their customers. These services (such as Home Box Office (R) ("HBO"), Showtime (R) and regional sports networks) are satellite-delivered channels consisting principally of feature films, live sports events, concerts and other special entertainment features, usually presented without commercial interruption.

A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to customer revenue from these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming networks, such as ESPN, MTV and USA. Cable television operators frequently also offer to their customers home shopping services, which pay the systems a share of revenue from sales of products in the systems' service areas. See "--Programming, Services and Rates."

PROGRAMMING, SERVICES AND RATES

The Company has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to the Company. In particular, the Company has negotiated programming agreements with premium service suppliers that offer cost incentives to the Company under which premium service unit prices decline as certain premium service growth thresholds are met. The Company's successful marketing of multiple premium service packages emphasizing customer value has enabled the Company to take advantage of such cost incentives. In addition, the Company is a member of a programming consortium consisting of small to medium-sized MSOs serving, in the aggregate, over eight million cable subscribers. The consortium was formed to help create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small to medium-sized operators. The Company intends to negotiate programming contract renewals both directly and through the consortium to obtain the best available contract terms. The Company also has various retransmission consent arrangements with commercial broadcast stations. Some of these consents require direct payment of nominal fees for carriage. In some other instances no payment is required; however, the Company has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. The Company renewed or renegotiated a substantial portion of agreements through December 1999 under substantially the same terms. See "Legislation and Regulation--Must Carry/Retransmission Consent."

Although services vary from system to system due to differences in channel capacity, viewer interests and community demographics, the majority of the Company's systems offer a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air and local public, governmental, home-shopping and leased access channels. The majority of the Company's systems offer, for a monthly fee, an expanded basic tier of "superstations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and
TNT) and certain programming originated locally by the cable system (such as public, governmental and educational access programs) providing information with respect to news, time, weather and the stock market. In addition to these services, the Company's systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as HBO (R), Cinemax (R), Showtime (R), The Movie Channel (TM) and Starz!. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by the Company's systems both on an a la carte basis and as part of premium service packages designed to enhance customer value and to enable the Company's systems to take advantage of programming agreements offering cost incentives based on premium unit growth. Subscribers may subscribe for one or more premium units. Additionally, the Company plans to upgrade certain of its systems with fiber optic cable, which will allow the Company to expand its ability to use "tiered" packaging strategies for marketing premium services and promoting niche programming services. The Company believes that this ability will increase basic and premium penetration as well as revenue per subscriber.

Rates to subscribers vary from market to market and in accordance with the type of service selected. As of December 31, 1997, the average monthly rate for the Existing Systems was $24.51 for the basic and expanded basic service tiers. These rates reflect reductions effected in response to the federal re-regulation of cable television industry rates in 1992, and in particular, the FCC's rate regulations implementing the 1992 federal law, which became effective in 1993. A one-time installation fee, which may be waived in whole or in part during certain promotional periods, is charged to new subscribers. Management believes that the Company's rate practices are generally consistent with the current practices in the industry. See "Legislation and Regulation."

MARKETING, CUSTOMER SERVICE AND COMMUNITY RELATIONS

The Company aggressively markets and promotes its cable television services with the objective of adding and retaining customers and increasing subscriber revenue. The Company actively markets its basic and premium program packages through a number of coordinated marketing techniques, which include (i) direct consumer sales and subscriber audit programs, (ii) direct mail for basic and upgrade acquisition campaigns, (iii) monthly subscriber statement inserts, (iv) local newspaper and broadcast/radio advertising where population densities are sufficient to provide a reasonable cost per sale and (vi) cross-channel promotion of new services and pay-per-view. Towards this end, the Company has established a single centralized telemarketing center to provide the outbound telemarketing support for all operating regions. Using a predictive dialing system platform, the operation will focus on (i) basic and pay unit acquisition,
(ii) delinquent account collection activities, (iii) customer satisfaction surveys and (iv) targeted marketing campaigns.

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

Recognizing that strong governmental, franchise and public relations are crucial to the overall success of the Company, the Company aggressively maintains and improves the working relationships with all governmental entities within the franchise areas. Regional management meets regularly with local officials for the purposes of keeping them advised on the Company's activities within the communities, to receive information and feedback on the Company's standing with officials and customers alike and to ensure that the Company can maximize its growth potential in areas where new housing development is occurring or where significant technical plant improvement is underway. The regional management is also responsible for franchise renewal negotiations as well as the maintenance of Company visibility through involvement in various community and civic organizations and charities. In addition, the Company has hired experienced community relations personnel in its New England, Ohio and Kentucky clusters to enhance local visibility and long-term relationships.


FRANCHISES

Cable   television   systems  are  generally   constructed  and  operated  under
non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to regulation under state and federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable," and together with the 1984 Cable Act, the "Cable Acts") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), as well as the rules, regulations and policies of the Federal Communications Commission (the "FCC") and applicable state agencies. See "Legislation and Regulation."

As of December 31, 1997, the Company held 665 franchises. These franchises, most of which are non-exclusive, provide for the payment of fees to the issuing authority. In all of the Existing Systems, such franchise fees are passed through directly to the customers. The Cable Acts prohibit franchising authorities from imposing franchise fees in excess of 5% of gross revenue and also permit the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. See "Legislation and Regulation."

Approximately 98.0% of the Existing System's basic subscribers are in service areas that require a franchise. The table below groups the franchises of the Existing Systems by date of expiration and presents the approximate number and percentage of basic subscribers for each group of franchises as of December 31, 1997.

                               -----------------------------------------------------
                                           Percentage of                  Percentage of
                                Number of       Total        Number of     Franchised
Year of Franchise Expiration   Franchises    Franchises    Subscribers     Subscribers
                               -----------------------------------------------------
1997 through 2001                    234            35%       196,100            35%
2002 and thereafter                  431            65%       353,000            65%
                                 -------       -------        -------       -------
 Total                               665           100%       549,100           100%

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

The Company believes that it generally has very good relationships with its franchising communities. The Company has never had a franchise revoked or failed to have a franchise renewed. In addition, all of the franchises of the Company eligible for renewal have been renewed or extended at or prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to the Company.


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

Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems. See "Legislation and Regulation." It is possible that a franchising authority might grant additional franchises to other companies containing terms and conditions more favorable than those afforded the Company. Well-financed businesses from outside the cable industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. See "Legislation and Regulation." Competition from other video service providers exists in areas served by the Company. In a limited number of the Company's franchise areas, the Company faces direct competition from another franchised cable television system.

The  availability  of  reasonably-priced  home  satellite  dish  earth  stations
("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. The 1992 Cable Act contains provisions, which the FCC implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Telecom Act and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services. See "Legislation and Regulation."

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

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to individual households, condominiums, apartment and office complexes through conventional, medium and high-powered satellites. DBS providers can offer more than 100 channels of video programming to their subscribers and are providing movies, broadcast stations, and other program services comparable to those of cable television systems. The FCC and Congress are presently considering proposals to enhance the ability of DBS providers to gain access to additional programming and to authorize DBS carriers to transmit local signals to local markets. Currently, Primestar Partners (a consortium comprised of cable operators and a satellite company), DirecTV, and EchoStar Communications Corp. ("EchoStar") are providing nation-wide DBS services. There are other companies that are currently providing or are planning to provide domestic DBS services. American Sky Broadcasting ("ASkyB"), a joint venture between MCI Communications Corp. ("MCI") and The News Corporation Limited ("News Corp."), is currently developing high-power DBS services. Primestar, News Corp., MCI and ASkyB recently announced several agreements in which News Corp., MCI and ASkyB will sell to Primestar two satellites under construction and MCI will assign to Primestar (subject to various governmental approvals) an FCC DBS license. The satellites to be sold to Primestar, when operational, are expected to be capable of providing approximately 200 channels of DBS service in the United States. The Primestar partners recently announced an agreement to consolidate their DBS assets into a new publicly traded company. DBS providers provide significant competition to cable service providers, including the Company.

Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high up-front customer equipment and installation costs and a lack of local programming, service and equipment distribution. While DSS presents a competitive threat, the Company currently has excess channel capacity available in most of its systems, as well as strong local customer service and technical support, which will enhance its ability to compete. By selectively increasing channel capacities of systems to between 54 and 100 channels and introducing new premium channels, pay-per-view and other services, the Company will seek to maintain programming parity with DSS and magnify competitive service price points. Based on internal tracking of subscriber disconnects, the Company believes it lost less than 2,400 subscribers to DBS during the year ended December 31, 1997. On an annualized basis, this represents less than 0.7% of the subscribers of the Existing Systems as of December 31, 1997. The Company will continue to monitor closely the activity level and the product and service needs of its customer base to counter potential erosion of its market position or unit growth to DSS.

Cable television systems also compete with wireless program distribution services such as MMDS, which uses low power microwave frequencies to transmit video programming over the air to customers. Additionally, the FCC adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service called Local Multipoint Distribution Service ("LMDS") that is similar to MMDS. The FCC initiated spectrum auctions for LMDS licenses in February 1998. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Because MMDS and LMDS service requires unobstructed "line of sight" transmission paths, the ability of MMDS and LMDS systems to compete may be hampered in some areas by physical terrain and large buildings. In the majority of the Company's franchise service areas, prohibitive topography and limited "line of sight" access have limited, and are likely to continue to limit, competition from MMDS systems. The Company is not aware of any significant MMDS operation currently within its cable franchise service areas.

The 1996 Telecom Act makes it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. See "Legislation and Regulation." Various LECs currently are providing video programming services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. LECs and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. Cable television systems could be placed at a competitive disadvantage if the delivery of video, interactive online computer services and other non-video services by LECs becomes widespread, since LECs are not required, under certain circumstances, to obtain local franchises to deliver such services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video, data and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide such services. The Company cannot predict the likelihood of success of such video and broadband service ventures by LECs or the impact on the Company of such competitive ventures. The Company believes, however, that the small to medium-sized markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and high costs per subscriber of installing plant. The 1996 Telecom Act's provision promoting facilities-based broadband competition is primarily targeted at larger markets, and its prohibition on buy-outs and joint ventures between incumbent cable operators and LECs exempts small operators and carriers meeting certain criteria. See "Legislation and Regulation." The Company believes that significant growth opportunities exist for the Company by establishing cooperative rather than competitive relationships with LECs within its service areas, to the extent permitted by law.

Competition in the online services area is significant. Recently, a number of large corporations in the telecommunications and technology industries, including the Regional Bell Operating Companies ("RBOCs"), GTE Corporation, Microsoft, Compaq Computer Corporation and Intel Corporation, announced the formation of a working group to accelerate the deployment of Asymmetric Digital Subscriber Line ("ADSL") technology. It is anticipated that ADSL technology will allow Internet access at peak data transmission speeds equal to or greater than that of modems over conventional telephone lines. Bell Atlantic Corporation ("Bell Atlantic") and several other RBOCs recently requested the FCC in separate petitions to fully deregulate packet-switched networks to allow it to provide high-speed broadband services, including online services, without regarding to present LATA boundaries and other regulatory restrictions. Competitors in the online services area include existing Internet service providers, LECs, long distance carriers and others, many of whom have more substantial resources than the Company. The Company cannot predict the likelihood of success of the online services offered by the Company's competitors or the impact on the Company of such competitive ventures.

Other  new  technologies  may  become   competitive  with  services  that  cable
television systems can offer. The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.


EMPLOYEES

At December 31, 1997, the Company had approximately 937 equivalent full-time employees, nine of whom belonged to a collective bargaining unit. The Company considers its relations with its employees to be good.


LEGISLATION AND REGULATION

The Cable Acts and the 1996 Telecom Act amended the Communications Act of 1934 (as amended, the "Communications Act") and established a national policy to guide the development and regulation of cable systems. The 1996 Telecom Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act. Although the long-term goal of the 1996 Telecom Act is to promote competition and decrease regulation of various communications industries, in the short-term the law delegates to the FCC (and in some cases to the states) broad new rulemaking authority. Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

RATE REGULATION. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for cable programming service tiers ("CPSTs") (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act eliminates the right of individuals to file CPST rate complaints with the FCC and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority. The 1992 Cable Act limits the ability of cable television systems to raise rates for basic and certain cable programming services (collectively, the "Regulated Services").

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

The 1996 Telecom Act provides for rate deregulation of CPSTs by March 1999, although legislation has been proposed to extend the regulatory period. Deregulation will occur sooner for systems in markets where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provisions of the 1992 Cable Act by prohibiting regulation of non-predatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

The 1996 Telecom Act deregulates rates for CPSTs for certain small cable operators immediately and, in certain circumstances deregulates basic services and equipment. The deregulation of a smaller cable operator's rates only applies in franchise areas in which the small cable operator serves 50,000 or fewer subscribers. To qualify for the "small cable operator" rate deregulation under the 1996 Telecom Act, the operator (and its affiliates) must serve in the aggregate less than one percent (currently estimated by the FCC to be approximately 617,000 subscribers) of all U.S. cable television subscribers and may not be affiliated with an entity or group of entities that in the aggregate has annual gross revenue exceeding $250 million. The FCC has adopted interim rules in which it has defined "affiliate" as any entity that has a 20% or greater equity interest in the small cable operator (active or passive) or that holds de jure or de facto control over the small cable operator. The FCC is currently conducting a rulemaking to implement the 1996 Telecom Act's "small cable operator" rate deregulation, including adoption of permanent affiliation standards.

In addition to rate deregulation for certain small cable operators under the 1996 Telecom Act, the FCC adopted regulations in June 1995 ("Small System Regulations") pursuant to the 1992 Cable Act that were designed to reduce the substantive and procedural burdens of rate regulation on "small cable systems." For purposes of these FCC regulations, a "small cable system" is a system serving 15,000 or fewer subscribers that is owned by or affiliated with a cable company which serves, in the aggregate, 400,000 or fewer subscribers. Under the FCC's Small System Regulations, qualifying systems may justify their regulated service and equipment rates using a simplified cost-of-service formula. The regulatory benefits accruing to qualified small cable systems under certain circumstances remain effective even if such systems are later acquired by a larger cable operator that serves in excess of 400,000 subscribers. Various franchising authorities and municipal groups have requested the FCC to reconsider its Small System Regulations. The FCC has determined that the 1996 Telecom Act does not require modification of its Small System Regulations. The Company believes that many of the Existing Systems currently satisfy the eligibility criteria under the FCC's Small System Regulations and would therefore be eligible to use the FCC's simplified cost-of-service methodology to justify basic service, CPST and equipment rates if regulated by a franchising authority or the FCC. Because the Company now serves in the aggregate more than 400,000 subscribers, most of the systems acquired from larger MSOs, such as TCI, Cox and Cablevision, generally will not be eligible for rate regulatory treatment as "small cable systems"; however, certain systems acquired from qualified "small cable operators" will be "grandfathered" under the FCC's Small System Regulations and will continue to be eligible to justify regulated rates using the FCC's simplified cost-of-service formula until they serve more than 15,000 subscribers.

The Company's basic service rates are currently regulated in 82 communities covering approximately 27% of its subscribers. Additionally, to the Company's knowledge, there are pending at the FCC five CPST rate complaints that generally were filed against the Company's predecessors and that cover approximately 4% of its subscribers. While the Company cannot predict the outcome of the FCC CPST rate proceedings or of any pending local regulation of its basic service rates, the Company believes that the ultimate resolution of local and FCC rate proceedings will not have a material adverse impact on the Company's financial position or its results of operations.

"ANTI-BUY THROUGH" PROVISIONS. The 1992 Cable Act also requires cable systems to permit customers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the system's lack of addressable converter boxes or other technological limitations do not permit it to do so. The statutory exemption for cable systems that do not have the technological capacity to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Most of the Company's cable systems do not have the technological capability to offer programming in the manner required by the statute and currently are exempt from complying with the requirement.

MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations pursuant to the mandatory carriage requirements of the 1992 Cable Act. Local noncommercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low power television stations carried by such systems. In March 1997, the U.S. Supreme Court affirmed a three-judge district court decision upholding the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. The FCC will conduct a rulemaking in the future to consider the requirements, if any, for mandatory carriage of digital television signals. The Company cannot predict the ultimate outcome of such a rulemaking or the impact of new carriage requirements of the Company or its business.

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

FRANCHISE PROCEDURES. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises, (ii) preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. The FCC had relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the cable operator faces "effective competition" as defined by federal law. The 1996 Telecom Act also permits local telephone companies to provide video programming services as traditional cable operators with local franchises.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit franchise fees to 5% of cable system revenue derived from the provision of cable services and permit cable operators to obtain modification of franchise requirements by the franchising authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for payment of fees to franchising authorities of up to 5% of "revenue" (as defined by each franchise agreement), which fees may be passed on to subscribers. Recently, a federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. The 1996 Telecom Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenue derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

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

Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single cable operator and to impose certain substantive franchise requirements (i.e., access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

OWNERSHIP LIMITATIONS. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national customer limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the cable operator has an attributable interest. The FCC's horizontal ownership limits have been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision is pending and has been consolidated with an appeal of the FCC's regulations which implemented the national customer and channel limitation provisions of the 1992 Cable Act. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to eliminate its regulatory restrictions on cross-ownership of cable systems and national broadcasting networks and to review its broadcast-cable ownership restrictions to determine if they are necessary in the public interest. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks and has initiated a formal inquiry to review its broadcast-cable ownership restriction.

TELEPHONE COMPANY OWNERSHIP OF CABLE SYSTEMS. The 1996 Telecom Act makes far-reaching changes in the regulation of telephone companies that provide video programming services. The 1996 Telecom Act eliminated federal legal barriers to competition in the local telephone and cable communications businesses, preempted legal barriers to competition that previously existed in state and local laws and regulations and set basic standards for relationships between telecommunications providers. The 1996 Telecom Act eliminated the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market. There are some statutory exceptions to the buy-out and joint venture prohibitions, including exceptions for certain small cable systems (as defined by federal law) and for cable systems or telephone facilities serving certain rural areas, and the FCC is authorized to grant waivers of the prohibitions under certain circumstances. The FCC adopted regulations implementing the 1996 Telecom Act requirement that LECs open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. Numerous parties appealed these regulations. The U.S. Court of Appeals for the Eighth Circuit, where the appeals were consolidated, recently vacated key portions of the FCC's regulations, including the FCC's pricing and nondiscrimination rules. In January 1998, the U.S. Supreme Court agreed to review the Eighth Circuit's decision. The Company cannot predict the outcome of this litigation or the FCC rulemakings, and the ultimate impact of any final FCC regulations on the Company or its businesses cannot be determined at this time.

POLE ATTACHMENT. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates through the use of a formula that it has devised. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of nonvideo services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The FCC's existing pole attachment rate formula, which may be modified by a pending rulemaking, governs charges by utilities for attachments by cable operators providing only cable services. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC recently adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective in February 2001 and any resulting increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning in February 2001. The ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on the Company or its business cannot be determined at this time.

OTHER STATUTORY PROVISIONS. The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude a satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to customers, from favoring an affiliated company over competitors and require such a programmer to sell its programming to other multichannel video distributors. These provisions limit the ability of cable program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming directly to customers to offer exclusive programming arrangements to their affiliates. In December 1997, the FCC initiated a rulemaking to address a number of possible changes to its program access rules. The 1992 Cable Act requires operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or, alternatively, to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. Several adult-oriented cable programmers have challenged the constitutionality of this statutory provision, but the U.S. Supreme

Court recently refused to overturn a lower court's denial of a preliminary injunction motion seeking to enjoin the enforcement of this law. The FCC's regulations implementing this statutory provision became effective in May 1997. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, customer privacy, marketing practices, equal employment opportunity, obscene or indecent programming, technical standards, and consumer equipment compatibility.

OTHER FCC REGULATIONS. The FCC recently revised its cable inside wiring rules to provide a more specific procedure for the disposition of internal cable wiring that belongs to an incumbent cable operator that is forced to terminate its cable services in a multiple dwelling unit ("MDU") building by the building owner. The FCC is also considering additional rules relating to MDU inside wiring that, if adopted, may disadvantage incumbent cable operators. The FCC has various rulemaking proceedings pending that will implement the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program nonduplication, closed captioning of video programming, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in nonbroadcast children's programming, consumer protection and customer service, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its  regulations  through  the  imposition  of  substantial  fines,  the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

The 1992 Cable Act, the 1996 Telecom Act and the FCC's rules implementing these statutory provisions generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities. The Company will continue to develop strategies to minimize the adverse impact that the FCC's regulations and the other provisions of the 1992 Cable Act and the 1996 Telecom Act have on the Company's business. However, no assurances can be given that the Company will be able to develop and successfully implement such strategies to minimize the adverse impact of the FCC's rate regulations, the 1992 Cable Act or the 1996 Telecom Act on the Company's business.

COPYRIGHT

Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. In a recent report to Congress, the Copyright Office recommended that Congress make major revisions of both the cable television and satellite compulsory licenses to make them as simple as possible to administer, to provide copyright owners with full compensation for the use of their works, and to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the Company's customers. The Company cannot predict the outcome of this legislative activity.

Cable operators distribute programming and advertising that use music controlled by the two major music performing rights organizations, the Association of Songwriters, Composers, Artists and Producers ("ASCAP") and Broadcast Music, Inc. ("BMI"). In October 1989, the special rate court of the U.S. District Court for the Southern

District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court established a special rate court for BMI. BMI and certain cable industry representatives recently concluded negotiations for a standard licensing agreement covering the usage of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP music in local origination and access channels and pay-per-view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be material to the Company's operations.

STATE AND LOCAL REGULATION

Cable systems are subject to state and local regulation, typically imposed through the franchising process, because they use local streets and rights-of-way. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, billing practices, system design and construction, and safety and consumer protection remains with either state or local officials and, in some jurisdictions, with both.

Cable systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing payment of franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, the only state in which the Company currently operates that has enacted such state level regulation is Vermont; however, upon completion of a pending acquisition, the Company will acquire control of several cable systems in the State of Massachusetts and will then be subject to regulation by the Massachusetts Department of Telecommunications and Energy. The Company cannot predict whether any of the other states in which it currently operates will engage in such regulation in the future. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor the impact on the cable communications industry or the Company can be predicted at this time. Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.


Item 2.           PROPERTIES

The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer devices consist of decoding converters, which expand channel capacity to permit reception of more than twelve channels of programming. Some of the Existing Systems utilize converters that can be addressed by sending coded signals from the headend over the cable network. See "Business--Technological Developments."

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


Item 3.           LEGAL PROCEEDINGS

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


Item 6.           SELECTED FINANCIAL DATA

The following tables present selected financial data derived from the Company's financial statements as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1997 and 1996 and the period from inception (April 17, 1995) through December 31, 1995 which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and selected unaudited operating data for such periods.

The following table also presents combined historical financial data as of and for the years ended December 31, 1996, 1995, 1994 and 1993 for the UVC Systems, the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems (the "Predecessor Systems"). The summary unaudited combined selected historical financial data are derived from the audited and unaudited historical financial statements of the Existing Systems and should be read in conjunction with the audited financial statements and related notes thereto of the Predecessor Systems and included elsewhere in this Form 10-K. The combined selected financial data set forth below represent the combined results of operations for the systems for the periods during which the systems were not owned by the Company and, accordingly, do not reflect any purchase accounting adjustments or any changes in the operation or management of the systems that the Company has made since the date of acquisition or intends to make in the future.
Accordingly, the Company does not believe that such operating results are indicative of future operating results of the Company.



                                       -----------------------------------------------------------------------------------------
                                                         FVOP                                    Predecessor Systems
                                       -----------------------------------------      -------------------------------------------

                                      For the Year    For the Year    From April 17,   For the Year   For the Year    For the Year
                                         Ended           Ended       1995(inception)      Ended           Ended          Ended
                                      December 31,     December 31,   to December 31,  December 31,   December 31,    December 31,
                                          1997            1996             1995        1995 (1)(2)     1994 (3)(4)     1993 (3)(4)
                                        ---------       ---------       ---------       ---------       ---------       ---------
In  thousands,  except  ratios  and
operating statistical data

STATEMENT OF OPERATIONS DATA:
Revenue ...........................     $ 145,126       $  76,464       $   4,369       $ 109,765       $ 105,368       $  96,171
Operating expenses ................        74,314          39,181           2,311          62,098          58,643          52,702
Corporate administrative expenses .         4,418           2,930             127            --               --              --
Depreciation and amortization .....        64,398          35,336           2,308          42,354          46,345          41,863
Preacquisition expenses ...........          --              --               940            --               --              --
                                        ---------       ---------       ---------       ---------       ---------       ---------
Operating income (loss) ...........         1,996            (983)         (1,317)          5,313             380           1,606
Interest expense, net(5) ..........       (42,652)        (22,422)         (1,386)        (37,898)        (34,506)        (31,230)
Other income (expense) ............        (1,161)           (396)           --            (4,409)         (2,570)         (3,450)
Extraordinary item - Loss on early
   retirement of debt .............        (5,046)           --              --              --              --              --
                                        ---------       ---------       ---------       ---------       ---------       ---------
Net income (loss) .................     $ (46,863)      $ (23,801)      $  (2,703)      $ (36,994)      $ (36,696)      $ (33,074)
                                        =========       =========       =========       =========       =========       =========

BALANCE SHEET DATA
   (END OF PERIOD):
Total assets ......................     $ 919,708       $ 549,168       $ 143,512       $ 288,253       $ 228,820       $ 255,108
Total debt ........................       632,000         398,194          93,159         285,144         263,660         255,319
Partners' capital .................       263,043         130,003          46,407
Financial Ratios and Other Data:
EBITDA(6) .........................     $  66,394       $  34,353       $     991       $  47,667       $  46,725       $  43,469
EBITDA margin(6) ..................          45.7%           44.9%           22.7%           43.4%           44.3%           45.2%
Total debt to EBITDA(7) ...........          6.19
EBITDA to interest expense(8) .....          1.72
Net  cash  flows from operating
activities ........................     $  26,336       $  18,911       $   1,907
Net  cash  flows from investing
activities ........................      (428,064)       (418,215)       (131,345)
Net  cash  flows from financing
activities ........................       401,502         400,293         132,088
Deficiency  of  earnings  to  fixed
charges(9) ........................     $  46,863       $  23,801       $   2,703

OPERATING STATISTICAL  DATA  (END
  OF PERIOD EXCEPT AVERAGE):
Homes passed ......................       817,000         498,900         125,300
Basic subscribers .................       559,800         356,400          92,700
Basic penetration .................         68.5%           71.4%           74.0%
Premium units .....................       275,400         152,100          35,700
Premium penetration ...............         49.2%           42.7%           38.5%
Average monthly revenue per
basic subscriber(10) ..............     $   31.53       $   29.73       $   27.76
-------------

(1) Includes  the  combined  results of  operations  of the UVC Systems,  the C4
Systems, the Cox Systems, the ACE Systems and the Triax Systems for the year ended December 31, 1995 (except for the UVC Systems, which is for the period ended November 8, 1995). As the results of operations of the UVC Systems are included in the Company's historical results of operations subsequent to the date of the Company's acquisition thereof (November 9, 1995), the amounts do not include $4.2 million in revenue, $2.4 million in operating expenses and $2.2 million in depreciation and amortization (computed after the application of purchase accounting adjustments) attributable to such systems.
(2) Includes combined balance sheet data for the UVC Systems as of November 9, 1995, the date of the Company's acquisition thereof, and combined balance sheet data for the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems as of December 31, 1995, because such acquisitions occurred subsequent to that date.
(3)Includes the combined results of operations of the UVC Systems, the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems for the years ended December 31, 1994 and 1993.
(4) Includes combined balance sheet data for the UVC Systems, the C4 Systems, the Cox Systems, the ACE Systems and the Triax Systems as of December 31, 1994 and 1993.
(5) Interest expense for December 31, 1997, 1996 and 1995 was net of interest income of $994, $471 and $60 respectively (dollars in thousands).

(6) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's senior bank indebtedness (the "Amended Credit Facility") and the Subordinated Notes Indenture ("FVOP Notes Indenture") contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA margin represents the percentage of EBITDA to revenue.
(7) For purposes of this computation, EBITDA for the most recent quarter ended is multiplied by four. This presentation is consistent with the incurrence of indebtedness tests in the FVOP Notes Indenture. In addition, this ratio is commonly used in the cable television industry as a measure of leverage.
(8) For purposes of this computation, EBITDA and interest expense for the most recent quarter ended is multiplied by four, including certain pro forma adjustments made to include the effect of debt incurred to purchase those systems acquired by the Company during the quarter. This ratio is commonly used in the cable television industry as a measure of coverage.
(9) For purposes of this computation, earnings are defined as income (loss) before income taxes and fixed charges. Fixed charges are defined as the sum of
(i) interest costs (including an estimated interest component of rental expense) and (ii) amortization of deferred financing costs.
(10) Average monthly revenue per basic subscriber equals revenue for the last month of the period divided by the number of basic subscribers as of the end of such period.


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

The Company commenced operations on November 9, 1995 with the acquisition of its first cable television systems. See "Business--Development of the Systems" for a description of the Existing Systems. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

The Company's objective is to increase its subscriber base and operating cash flow through selective acquisitions of cable television systems that can be integrated with the Existing Systems and to enhance enterprise value through operating improvements and revenue growth. The Company continues the process of acquiring cable systems, and integrating new systems with its current systems. The Company also continues to invest significant capital for technical enhancement, including the headend equipment needed to launch additional channels contemporaneously with service rate increases which the Company expects to implement over the course of 1998. To date, the Company has eliminated 20 customer service and sales offices and has established four regional customer call centers which, as of year-end, handled customer call volume for approximately 85% of the Company's subscribers. In addition, the Company is offering digital cable television service in two of its systems and will continue to launch such services in 1998.

During the fourth quarter of 1997, the Company completed three significant acquisitions, in the process adding approximately 85,400 subscribers to its Ohio cluster and approximately 76,400 subscribers to its New England cluster. The Company currently serves approximately 142,600 subscribers in its New England Cluster, 231,500 subscribers in its Ohio Cluster and 123,900 subscribers in its Kentucky Cluster. In addition, the Company entered into a $800 million Amended Credit Facility which the Company believes gives it sufficient available capital to meet its growth objective of acquiring at least 750,000 subscribers.

On March 6, 1998, the Company consummated the acquisition of systems in Michigan from TVC-Sumpter Limited Partnership and North Oakland Cablevision Partners Limited Partnership for an aggregate purchase price of $14.2 million. On March 12, 1998 the Company completed an exchange of cable television systems in the Southeast region with Comcast Cablevision of the South. As of March 25, 1998, the Company had entered into three additional purchase agreements to acquire certain cable television systems, located in Ohio and New England, for aggregate consideration of approximately $91.6 million. The transactions are expected to close during the second and third quarters of 1998. These transactions are subject to customary closing conditions and certain regulatory approvals that are not completely within the Company's control. See Note 4 for more detailed descriptions of the transactions.

During mid January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. The Company expects to recognize a loss due to service outages and increased labor costs of approximately $925,000 due to the ice storms. Additionally, the Company will expend capital to replace and repair subscriber drops. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THETHREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the three-month periods ended December 31, 1997 and September 30, 1997, certain statements of operations and other data of the Company. As a result of the Company's limited operating history, the Company believes that its results of operations for the periods presented in this table are not indicative of the Company's future results.

                            ------------------------------------------
                             Three Months Ended     Three Months Ended
                              December 31, 1997     September 30, 1997
                            -------------------    -------------------
                                           % of                   % of
                             Amount     Revenue     Amount     Revenue
                            -------        ----    -------        ----
In thousands (unaudited)
Revenue ...............     $42,740       100.0%   $36,750       100.0%
Expenses
     Operating expenses      21,520        50.4     18,332        49.9
     Corporate expenses       1,298         3.0      1,071         2.9
                            -------        ----    -------        ----
EBITDA(1) .............     $19,922        46.6%   $17,347        47.2%
                            =======        ====    =======        ====

Basic subscribers......     559,800                401,300
Premium units..........     275,400                172,900
--------------
(1) EBITDA represents operating income (loss) before depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Amended Credit Facility and the FVOP Notes Indenture contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

The three-month period ended December 31, 1997 is the only period in which the Company operated all of the Existing Systems, although certain systems (the Cablevision Systems, the Harold's System, the TCI-VT/NH Systems and the Cox-Central Ohio Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company. The three-month period ended September 30, 1997 represents the integration of all of the Existing Systems (except for the Cablevision Systems, the Harold's System, the TCI-VT/NH Systems and the Cox-Central Ohio Systems), although certain systems (the Blue Ridge

Systems and the Bedford Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

The Company consummated the acquisitions of the Cablevision Systems, the TCI-VT/NH Systems and the Cox-Central Ohio Systems during the fourth quarter of 1997, acquiring cable systems serving approximately 85,400 basic subscribers in Ohio and 76,400 subscribers in Maine, New Hampshire and Vermont.

Revenue increased 16.3%, or approximately $5.9 million, to approximately $42.7 million for the three months ended December 31, 1997 from approximately $36.8 million for the three months ended September 30, 1997. Operating and corporate expenses increased approximately 17.4% and 21.2%, respectively, for the three months ended December 31, 1997 from the three months ended September 30, 1997. The number of basic subscribers increased approximately 39.5% from 401,300 at September 30, 1997 to 559,800 as of December 31, 1997, and the number of premium units increased approximately 59.3% from 172,900 to 275,400 over the three-month period.

Significant growth over the third quarter of 1997 in revenue, operating and corporate expenses, basic subscribers and premium units is primarily attributable to the Company's acquisitions of cable systems during October and December of 1997. As its operations base has developed, the Company has increased its focus on integration of business operations to achieve efficiencies, significant investment in technical plant and promotion of new and existing services to enhance revenues. The impact of certain of these efforts resulted in an increase in EBITDA margin over the course of the year. Overall, the EBITDA margin decreased slightly in the fourth quarter as a result of the integration of the significant acquisitions of the Cablevision Systems, the TCI-VT/NH Systems and the Cox-Central Ohio Systems, however, on a same system basis, the EBITDA margin remained flat at approximately 47%.


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1996 COMPARED WITH PERIOD FROM APRIL 17, 1995 (INCEPTION) THROUGH DECEMBER 31, 1995

The following table set forth, for the years ended December 31, 1997 and 1996 and for the period from April 15, 1995 through December 31, 1995, certain statements of operations and other data of the Company. As a result of the Company's limited operating history, the Company believes that its results of operations for the periods presented in this table are not indicative of the Company's future results.

                                        -----------------------------------------------------------------------------------
                                                Year Ended                 Year Ended              Period From April 17, 1995
                                             December 31, 1997          December 31, 1996             to December 31,1995
                                        -----------------------       ----------------------          ---------------------
                                                          % of                          % of                           % of
                                           Amount      Revenue           Amount      Revenue              Amount    Revenue
                                        ---------        -----        ---------        -----          ---------       -----
In thousands
Revenue ...........................     $ 145,126        100.0 %      $  76,464        100.0 %         $   4,369      100.0 %
Expenses
    Operating expenses ............        74,314         51.2           39,181         51.2               2,311       52.9
    Corporate expenses ............         4,418          3.0            2,930          3.9                 127        2.9
    Depreciation and amortization .        64,398         44.4           35,336         46.2               2,308       52.8
    Pre-acquisition expenses ......          --             --              --           --                  940       21.5
                                        ---------        -----        ---------        -----          ---------       -----
           Total expenses .........       143,130         98.6           77,447        101.3               5,686      103.1
                                        ---------        -----        ---------        -----          ---------       -----
Operating income/(loss) ...........         1,996          1.4             (983)        (1.3)             (1,317)     (30.1)
Interest expense, net .............       (42,652)       (29.4)         (22,422)       (29.3)             (1,386)     (31.7)
Other expense .....................        (1,161)        (0.8)            (396)        (0.5)                --          --
Extraordinary item - Loss on early
    retirement of debt ............        (5,046)        (3.5)             --           --                  --          --
                                        ---------        -----        ---------        -----          ---------       -----
Net loss ..........................     $ (46,863)       (32.3)%      $ (23,801)       (31.1)%        $  (2,703)      (61.9)%
                                        =========        =====        =========        =====          =========       =====

EBITDA ............................     $  66,394        45.8 %       $  34,353         44.9 %        $     991        22.7 %
                                        =========        =====        =========        =====          =========       =====

Basic subscribers .................       559,800                       356,400                          92,700
Premium units .....................       275,400                       152,100                          35,700


YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Revenue increased to $145.1 million in the year ended December 31, 1997 from $76.5 million in the period ended December 31, 1996. This increase was attributable in part to having a full year of operations from the the acquisition of the following sytems: C4 Systems on February 1, 1996; the Americable Systems on March 29, 1996; the Cox Systems on April 9, 1996; the Grassroots Systems on August 29, 1996; the Triax Systems on October 7, 1996; the ACE Systems on October 9, 1996; the Penn/Ohio Systems on October 31, 1996; and the Deep Creek System on December 23, 1996. Revenue for the year ended December 31, 1997 also reflects operations for the following systems from the date of their respective acquisitions in 1997: the Bluegrass Sytems on March 20, 1997; the Clear/B&G Systems on March 31, 1997; the Milestone Systems on March 31, 1997; the Triax I Systems on May 30, 1997; the Front Row Systems on May 30, 1997; the Bedford System on August 29, 1997; the Blue Ridge Systems on September 3, 1997; the Cablevision Systems on October 31, 1997; the Harold's System on October 31, 1997; the TCI-VT/NH Systems on December 2, 1997 and the Cox-Central Ohio Systems on December 19, 1997.

Operating and corporate expenses were reduced to 54.3% of revenue in the year ended December 31, 1997 from 55.1% of revenues in the year ended December 31, 1996 due primarily to the achievement of efficiencies in the corporate office through the elimination of duplicative expenses, such as customer billing, accounting, accounts payable and payroll administration.

Depreciation and amortization increased 82.2% as a result of acquisition activity that occurred in 1996 and 1997. Net interest expense increased to $42.7 million from $22.4 million as a result of the higher weighted average drawings on the Company's senior bank indebtedness (the "Senior Credit Facility" prior to December 19, 1997) as well as a result of the inclusion of a full year of interest expense on the Notes. The extraordinary item for the year ended December 31, 1997 represents the write-off of $5.0 million of deferred financing costs related to the early retirement of the Senior Credit Facility. Other expenses for the year ended December 31, 1997 include the retirement of $1.1 million of plant assets in connection with completed upgrade and rebuild projects.

In an effort to maximize revenue from existing subscribers, the Company also has established and commenced operations at a centralized, in-house telemarketing center equipped with state-of-the art predictive dialing and communications equipment. The Company's efforts are focused on telemarketing premium services to its subscribers in its New England, Kentucky and Ohio operating clusters. Beginning in April 1997, telemarketers have contacted the Company's subscribers, marketing the Company's "Ultimate TV" package, a premium service package consisting of at least three premium channels. This has resulted in an increase in the number of pay units purchased by those subscribers of approximately 24.5% over the period from inception through December 31, 1997. The Company intends to continue to aggressively market selected premium service packages through its internal telemarketing resources.

Other marketing initiatives for the year-ended December 31, 1997 include sales audit remarketing and channel additions and service rate increases in selected cable systems. The Company has also continued its sales audit and door-to-door marketing program, inspecting selected systems to clean up its billing data base, verify homes passed data, market services to potential customers and identify unauthorized subscribers, which the Company attempts to convert to paying subscribers.

As a result of such cost efficiencies and the aforementioned acquisitions, EBITDA increased to 45.8% of revenues in the year ended December 31, 1997 from 44.9% of revenues in the year ended December 31, 1996.

During the twelve months ended December 31, 1997, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was approximately 32.0%, and (ii) the average subscriber life implied by such subscriber churn rate was approximately 3.1 years. Churn rates are computed without adjustment for the effects of seasonal subscriber activity and acquisitions and are within the Company's expectations. The Company does not expect churn rates to improve during its acquisition phase.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE PERIOD FROM APRIL 17, 1995 (INCEPTION) DECEMBER 31, 1995

Revenue increased to $76.5 million in the twelve months ended December 31, 1996 from $4.4 million in the period ended December 31, 1995. This increase was attributable in part to having a full year of operations from the UVC Systems and the Longfellow Systems (both acquired in November 1995). Revenue for the twelve months ended December 31, 1996 also reflect operations for the following systems from the date of their respective acquisitions: the C4 Systems on February 1, 1996; the Americable Systems on March 29, 1996; the Cox Systems on April 9, 1996; the Grassroots Systems on August 29, 1996; the Triax Systems on October 7, 1996; the ACE Systems on October 9, 1996; the Penn/Ohio Systems on October 31, 1996; and the Deep Creek System on December 23, 1996.

Operating and corporate expenses were reduced to 55.1% of revenue in the twelve months ended December 31, 1996 from 55.8% of revenues in the period ended December 31, 1995 due primarily to cost-cutting measures implemented by the Company. These efforts included the establishment of centralized regional service centers in Rockland, Maine, Greeneville, Tennessee, Richmond, Kentucky and Chillicothe, Ohio and the elimination of certain customer service offices. Other cost reductions have been realized through the elimination of duplicative expenses, such as customer billing, accounting, accounts payable and payroll administration.

The increase in depreciation and amortization expense of $33.0 million from the period ended December 31, 1995 to the year ended December 31, 1996 was a result of the inclusion of a full year of expense for acquisitions completed in 1995 and new acquisitions completed in 1996. Net interest expense increased by $21.0 million due to the higher weighted average debt balance outstanding over the year ended December 31, 1996.

As a result of such cost efficiencies and the aforementioned acquisitions, EBITDA increased to 44.9% of revenues in the twelve months ended December 31, 1996 from 22.7% of revenues in the period ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the delivery system. In addition, the Company has pursued, and intends to pursue in the future, a business strategy which includes selective acquisitions. Since its founding in 1995, the Company's cash from equity investments, bank borrowings and other debt issued by FVOP has been sufficient to finance the Company's acquisitions and, together with cash generated from operating activities, also has been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company intends to continue to finance such debt service, working capital and capital expenditure requirements in the future through a combination of cash from operations, indebtedness and equity capital sources, and the Company believes that it will continue to generate cash and be able to obtain financing sufficient to meet such requirements. The ability of the Company to meet its debt service and other obligations will depend upon the future performance of the Company which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond the Company's control.

On December 19, 1997 the Company amended its existing senior bank indebtedness and entered into an $800.0 million Amended Credit Facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The Amended Credit Facility includes a $300.0 million, 7.75-year reducing revolving credit facility (the "Revolving Credit Facility"), a $250.0 million, 7.75-year term loan (the "Facility A Term Loan") and a $250.0 million, 8.25-year term loan (the "Facility B Term Loan"). At December 31, 1997, the Company had no amounts outstanding under the Revolving Credit Facility, $182.0 million outstanding under the Facility A Term Loan and $250.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at December 31, 1997 on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 8.25% and 8.38%, respectively. The Company has entered into interest rate swap agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the year ended December 31, 1997, the Company had recognized an increase to interest expense of approximately $312,200 as a result of these interest rate swap agreements.

In general, the Amended Credit Facility requires the Company to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the Amended Credit Facility and to reduce permanently commitments thereunder, subject to certain exceptions permitting the Company to use such proceeds to fund certain permitted acquisitions, provided that the Company is otherwise in compliance with the terms of the Amended Credit Facility.

The Amended Credit Facility is secured by a pledge of all limited and general partnership interests in the Company and in any subsidiaries of the Company and a first priority lien on all the tangible and intangible assets of the Company and each of its subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the Amended Credit Facility, the Administrative Agent is entitled to replace the general partner of the Company with its designee.

FrontierVision Holdings, L.P. ("Holdings"), as the general partner of FVOP, guarantees the indebtedness under the Amended Credit Facility on a limited recourse basis. The Amended Credit Facility is also secured by a pledge of all limited and general partnership interests in FVOP and a first priority lien on all the assets of FVOP and its subsidiaries.

On October 7, 1996, FVOP issued $200.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "FVOP Notes"). The FVOP Notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The Company paid its first interest payment of $11.5 million on April 15, 1997. The FVOP Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the FVOP Notes, the Company entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the FVOP Notes. The financial statement effect of these agreements will be to increase the effective interest rate which the Company incurs over the life of the FVOP Notes.

Holdings and FrontierVision Holdings Capital Corporation ("Holdings Capital") were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% Senior Disount Notes due 2007 (the "Discount Notes"). FrontierVision Partners, L.P. ("FVP"), FVOP's sole general partner, contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and therefore, at that time, FVOP and Capital became wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the proceeds of the Discount Notes to FVOP as a capital contribution.

During the year ended December 31, 1997, FVOP received approximately $179.9 million of equity contributions from its partners (from FVP prior to September 19, 1997, and Holdings subsequent to September 19, 1997). Such equity contributions and senior debt, along with cash flow generated from operations, have been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Amended Credit Facility from EBITDA of approximately $66.4 million generated by the Company for the year ended December 31, 1997.

In connection with the acquisition of the UVC Systems, the Company issued a subordinated note to UVC in the aggregate principal amount of $7.2 million. Under the terms of the UVC Note, the Company repaid the UVC Note in connection with the closing of the Amended Credit Facility.

The Company is in the process of performing a preliminary assessment of the applicability of Year 2000 issues to its business and operations. The Company uses specialized third-party service providers for all subscriber management purposes, including billing, revenue collection and related reporting. These third-party service providers have represented to the Company that Year 2000 issues are being addressed by such providers. The software utilized by the Company's primary third-party billing service will be Year 2000-compatible by the fourth quarter of 1998. As such, the Company does not expect the cost of addressing the Year 2000 issues relative to its billing and revenue-related functions to be a material event. Furthermore, with respect to the managment information system and technical equipment, the Company is uncertain as to the ultimate cost of bringing such items into compliance with Year 2000 issues. However, the Company believes that there will be timely resolution of these issues relevant to its business and operations.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the year ended December 31, 1997 were $26.3 million compared to $18.9 million for the year ended December 31, 1996.
The increase was primarily a result of cable television system operations acquired during 1996 and 1997.

Cash flows from operating activities for the year ended December 31, 1996 were $18.9 million compared to $1.9 million for the period from inception (April 17, 1995) through December 31, 1995. The increase was the result of cable television system operations acquired during 1996 as the UVC Systems and the Longfellow Systems were acquired during the fourth quarter of 1995.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the year ended December 31, 1997 were approximately $32.7 million compared to approximately $9.3 million for the year ended December 31, 1996. Capital expenditures primarily consisted of expenditures for the construction and expansion of the delivery system, and additional costs were incurred related to the expansion of customer service facilities. The Company invested approximately $392.6 million in acquisitions during the year ended December 31, 1997 compared with approximately $421.5 million for the same period in 1996.

The Company had capital expenditures of $9.3 million during the year ended December 31, 1996 compared to $0.6 million for the period from inception (April 17, 1995) through December 31, 1995. The 1996 expenditures primarily consisted of expenditures for the construction and expansion of the delivery system and additional costs were incurred related to the expansion of customer service facilities. In addition, for the year ended December 31, 1996, the Company capitalized approximately $2.0 million attributable to the cost of obtaining certain franchise, leasehold and other long-term agreements. The Company invested approximately $421.5 million in acquisitions during the year ended December 31, 1996 compared with approximately $121.3 million for the period from inception (April 17, 1995) through December 31, 1995. The Company also disposed of cable television systems for net proceeds of $15.1 million in the year ended December 31, 1996.

The Company expects to spend a total of approximately $73.0 million over the next two years for capital expenditures with respect to the Existing Systems. These expenditures will primarily be used for (i) installation of fiber optic cable and microwave links which will allow for the consolidation of headends,
(ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the HITS digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity. See "Business--Technological Developments."

CASH FLOWS FROM FINANCING ACTIVITIES

Acquisitions  during  1997 were  financed  with  equity  contributions  from the
Company's partners and net borrowings under the Company's senior bank indebtedness. Acquisitions during the year ended December 31, 1996 were financed with equity contributions from the Company's partners, borrowings under the Senior Credit Facility, and issuance of $200.0 million aggregate principal amount of FVOP Notes; acquisitions for the period from inception

(April 17, 1995) were financed with equity contributions from the Company's partners and borrowings under the Senior Credit Facility.

During the year ended December 31, 1997, the Company had received approximately $179.9 million of equity contributions from its partners as compared with $107.4 million for the year ended December 31, 1996, and $49.1 million for the period from inception (April 17, 1995) through December 31, 1995. The contributions for the year ended December 31, 1997 include net proceeds of approximately $142.3 million received from the issuance of the Discount Notes.

From inception through December 31, 1997, FVP had received a total of $199.4 million of equity commitments from its partners and all such equity commitments had been invested in FVP and FVP had contributed substantially all such equity investments to the Company.


Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.


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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 1996, the Company dismissed its independent public accountants, Arthur Andersen LLP ("AA") and subsequently engaged KPMG Peat Marwick LLP as the Company's principal independent public accountants. The Company had no disagreements with AA since formation and through the date of dismissal, nor did any of AA's reports on the financial statements of the Company contain an adverse opinion or disclaimer of opinion, nor was any report modified as to uncertainty, audit scope, or accounting principle. The change in accountants is fully disclosed in the Company's Form 8-K filed with the SEC on October 29, 1996.

                                    PART III


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

FVOP's sole general partner is Holdings. Holdings' sole general partner is FVP. FVP's sole general partner is FVP GP, L.P. ("FVP GP"). FVP GP's sole general partner is FrontierVision Inc. Information with respect to the directors and executive officers of FrontierVision Inc. and FrontierVision Capital Corporation, respectively, is set forth below:


FRONTIERVISION INC.

Name                      Age   Position
----                      ---   --------
James C. Vaughn            52   President, Chief Executive Officer and Director
John S. Koo                36   Senior Vice President, Chief Financial Officer, Secretary and Director
David M. Heyrend           47   Vice President of Engineering
Albert D. Fosbenner        43   Vice President - Treasurer
William P. Brovsky         41   Vice President of Marketing and Sales
James W. McHose            34   Vice President - Finance
Richard G. Halle           34   Vice President of Business Development
Todd E. Padgett            32   Vice President of Operations

FRONTIERVISION CAPITAL CORPORATION

Name                      Age   Position
----                      ---   --------
James C. Vaughn            52   President, Chief Executive Officer and Director
John S. Koo                36   Senior Vice President, Chief Financial Officer, Secretary and Director
Albert D. Fosbenner        43   Vice President - Treasurer

JAMES C. VAUGHN, President, Chief Executive Officer and a Director of FrontierVision Inc. and Holdings Capital and a founder of the Company, is a cable television system operator and manager with over 30 years of experience in the cable television industry. From 1987 to 1995, he served as Senior Vice President of Operations for Triax Communications Corp., a top 40 MSO, where he was responsible for managing all aspects of small and medium-sized cable television systems. These systems grew from serving 57,000 subscribers to over 376,000 subscribers during Mr. Vaughn's tenure. Prior to joining Triax Communications, Mr. Vaughn served as Director of Operations for Tele-Communications, Inc. from 1986 to 1987, with responsibility for managing the development of Chicago-area cable television systems. From 1985 to 1986, Mr. Vaughn was Division Manager for Harte-Hanks Communications. From 1983 to 1985, Mr. Vaughn served as Vice President of Operations for Bycom, Inc. From 1979 to 1983, Mr. Vaughn served as Director of Engineering for the Development Division of Cox Cable Communications Corp. From 1970 to 1979, Mr. Vaughn served as Senior Staff Engineer for Viacom, Inc.'s cable division, and a Director of Engineering for Showtime, a division of Viacom International, Inc.

JOHN S. KOO, Senior Vice President, Chief Financial Officer, Secretary and a Director of FrontierVision Inc. and Holdings Capital and a founder of the Company, has over eleven years of banking experience in the telecommunications industry. From 1990 to 1995, Mr. Koo served as a Vice President at Canadian Imperial Bank of Commerce ("CIBC"), where he co-founded CIBC's Mezzanine Finance Group, targeted at emerging media and telecommunications businesses. From 1986 to 1990, Mr. Koo was a Vice President at Bank of New England specializing in media finance. From 1984 to 1986, he was a management consultant to the financial services industry.

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

ALBERT D. FOSBENNER, Vice President - Treasurer of FrontierVision Inc. and Capital, has fourteen years of domestic, international and new business cable television experience and is responsible for the Company's accounting, reporting, treasury and information technology activities. Prior to joining the Company in early 1998 Mr. Fosbenner served as the CFO of a Denver-based interactive television network startup company from 1994 to 1997, where he was responsible for all finance, treasury, accounting and administrative functions of the company. From 1991 to 1994 Mr. Fosbenner served (in Norway) as the CFO of Norkabel A/S, a Norwegian cable television MSO (owned by United International Holdings, Inc.) serving 142,000 subscribers. While at Norkabel Mr. Fosbenner was responsible for finance, accounting, treasury, investor relations and MIS. From 1985 to 1991 Mr. Fosbenner worked for both United Cable Television and United Artists Entertainment in a number of financial and operations management positions, including Director of Finance & Administration and Division Business Manager. Mr. Fosbenner is a Certified Public Accountant and a Certified Management Accountant.

WILLIAM P. BROVSKY, Vice President of Marketing and Sales of FrontierVision Inc., has fourteen years of cable television experience and is responsible for programming and contract negotiations in addition to overseeing the sales and marketing activities of the Company's operating divisions. Before joining the Company in 1996, Mr. Brovsky managed day-to-day sales and marketing operations from 1989 to 1996 for Time Warner Cable of Cincinnati, serving almost 200,000 subscribers. He also served as Project Manager, supervising all aspects of system upgrades to fiber optics. From 1982 to 1989, Mr. Brovsky served as General Sales Manager for American Television and Communications, where he was responsible for sales, marketing and telemarketing operations for Denver and its suburban markets.

JAMES W. MCHOSE, Vice President - Finance of FrontierVision Inc., has over ten years of accounting and tax experience, including six years providing tax, accounting and consulting services to companies engaged in the cable television industry. Through early 1998, Mr. McHose served the Company as the Vice President - Treasurer. Prior to joining the Company in 1996, Mr. McHose was a Senior Manager in the Information, Communications, and Entertainment practice of KPMG Peat Marwick, LLP, where he specialized in taxation of companies in the cable television industry. In this capacity, Mr. McHose served MSOs with over 14 million subscribers in the aggregate. Mr. McHose is a member of the Cable Television Tax Professional's Institute and is a Certified Public Accountant.

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

TODD E. PADGETT, Vice President of Operations of FrontierVision Inc., has over six years of project management and corporate finance experience. Through early 1998, Mr. Padgett served the Company as the Vice President - Finance. From 1990 to 1995, Mr. Padgett served as Project Manager for Natural Gas Pipeline Company of America, a subsidiary of MidCon Corp., which is a division of Occidental
Petroleum Corporation, where he specialized in developing, evaluating, negotiating and financing natural gas pipeline and international power projects. Mr. Padgett is a Certified Public Accountant and has an MBA from the University of Chicago.

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


Item 11.          EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to FrontierVision Inc.'s Chief Executive Officer and to each of the four remaining most highly compensated officers receiving compensation in excess of $100,000 for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995.


                           SUMMARY COMPENSATION TABLE

                                                                    ----------------------------------------------------
                                                                             Annual Compensation          All Other
Name and Principal Position                                         Year      Salary        Bonus       Compensation (1)
---------------------------                                         ----    ---------     --------      ----------------
James C. Vaughn                                                     1997     $305,030     $ 90,000     $ 11,465
   President and Chief Executive Officer                            1996      283,986      120,000        7,882
                                                                    1995      169,695      110,000

John S. Koo                                                         1997      179,745      150,000        5,241
   Senior Vice President, Chief Financial Officer and Secretary     1996      170,192      111,618        4,760
                                                                    1995       93,416       90,000

William J. Mahon, Jr.                                               1997      121,175       25,000        3,761
     Vice President of Business Development                         1996       13,900       53,350         --
                                                                    1995         --           --           --

William P. Brovsky                                                  1997       89,339       49,525        2,730
   Vice President of Marketing and Sales                            1996       38,750         --            842
                                                                    1995         --           --           --

James W. McHose                                                     1997       91,614       41,000        2,834
   Vice President - Finance                                         1996       39,015       22,800          889
                                                                    1995         --           --           --
________

(1) Consists of FVP's contributions to the 401(k) Plan and to a key man life insurance plan.

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

Under the Deferred Compensation Plan, eligible participants may elect to defer the payment of a portion of their compensation each year up to an amount determined by the Compensation Committee. Any amount deferred is credited to a bookkeeping account, which is credited with interest at the rate of 12% per annum. Each participant's account also has a phantom equity component through which the account will be credited with earnings in excess of 12% per annum to the extent the Net Equity Value of FVP appreciates in excess of 12% per annum during the term of the deferral. Net Equity Value of FVP is determined by multiplying each cable television system's EBITDA for the most recent fiscal quarter by the weighted average multiple of EBITDA paid by FVP to acquire each cable television system; provided that if substantially all of the assets or partnership interests of FVP are sold, Net Equity Value shall be based upon such actual sale price adjusted to reflect any prior distributions to the partners and any payments during the term of the deferral to the holders of certain subordinated notes issued to the limited partners of FVP. Accounts shall be paid following (i) the sale of all of FVP's partnership interests or upon liquidation of FVP, other than sales or liquidations which are part of a reorganization, or
(ii) the death or disability of the participant prior to termination of employment with FVP. The Compensation Committee may agree to pay the account in the event the participant incurs a severe financial hardship or if the participant agrees to an earlier payment. There are 11 employees currently participating in the Deferred Compensation Plan, including Messrs. Vaughn and Koo.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

A Compensation Committee of the Advisory Committee of FVP, consisting of Messrs. Watkins and Witmer, as representative of J.P. Morgan Investment Corporation and 1818 II Cable Corp., respectively, sets the compensation of the executive officers of the Company. See "Certain Relationships and Related Transactions."


EMPLOYMENT AGREEMENT

In connection with the formation of the Company, James. C. Vaughn entered into an employment agreement with FVP, dated as of April 17, 1995 (the "Employment Agreement"). The Employment Agreement expired by its terms as of April 17, 1997. The Employment Agreement provided that Mr. Vaughn would be employed as President and Chief Executive Officer of FVP. The Employment Agreement established a base salary to be paid to Mr. Vaughn each year, subject to annual adjustment to reflect increases in the Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor (or, in the event of the discontinuance thereof, another appropriate index selected by FVP, with the approval of the Advisory Committee). In addition, Mr. Vaughn was entitled to annual bonuses of up to $75,000, subject to the attainment of certain performance objectives set forth in the Employment
Agreement. Mr. Vaughn agreed not to compete with FVP for the term of his employment with FVP and for an additional period of two years thereafter and to keep certain information in connection with FVP confidential.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997, (i) the percentage of the total partnership interests of FVP beneficially owned by the directors and executive officers of FrontierVision Inc. and each person who is known to the Company to own beneficially more than 5.0% of any class of FVP's partnership interests and (ii) the percentage of the equity securities of FrontierVision Inc., FVP GP, FVP and Holdings owned by each director or executive officer of FrontierVision Inc. named in the Summary Compensation Table and by all executive officers of FrontierVision Inc. as a group. Holdings was formed as a Delaware limited partnership in August 1997. FVP has contributed its 99.9% general partner interest in FVOP to Holdings in connection with the Formation Transaction. FVP has contributed its 100% interest in FVOP Inc. to Holdings, with the result that FVOP is wholly owned, directly or indirectly, by Holdings. Capital was incorporated in July, 1996 and is a wholly-owned subsidiary of FVOP. It has nominal assets and does not conduct any operations. For a more detailed discussion of the ownership of the Company, see "Certain Relationships and Related Transactions".


Name and Address of Beneficial Owners                    Type of Interest                         % of  Class
-------------------------------------                    ----------------                         -----------
FrontierVision Partners, L.P. ( "FVP ")(1)               General Partner Interest in Holdings (2)      99.90%
1777 South Harrison Street, Suite P-200
Denver, Colorado 80210

FVP GP, L.P. (3)                                         General Partner Interest in FVP                1.00%
1777 South Harrison Street, Suite P-200
Denver, Colorado 80210

J.P. Morgan Investment Corporation                       Limited Partnership Interest in FVP           22.83%
101 California Street, Suite 3800                           (Attributable Class A Limited Partner)
San Francisco, CA 94111                                  Limited Partnership Interest in FVP GP         7.18%

1818 II Cable Corp.                                      Limited Partnership Interest in FVP           23.63%
c/o Brown Brothers Harriman & Co.                           (Attributable Class A Limited Partner)
59 Wall Street                                           Limited Partnership Interest in FVP GP         7.18%
New York, NY 10005

Olympus Cable Corp.                                      Limited Partnership Interest in FVP           14.77%
Metro Center--One Station Place                              (Attributable Class A Limited Partner)
Stamford, CT 06920                                       Limited Partnership Interest in FVP GP         7.18%

First Union Capital Partners, Inc.                       Limited Partnership Interest in FVP           15.05%
One First Union Center, 5th Floor                           (Attributable Class A Limited Partner)
Charlotte, NC 28288                                      Limited Partnership Interest in FVP GP         4.31%

James C. Vaughn                                          Stockholder of FrontierVision Inc.            66.67%
1777 South Harrison Street, Suite P-200                  Limited Partnership Interest in FVP GP        48.78%
Denver, Colorado 80210

John S. Koo                                              Stockholder of FrontierVision Inc.            33.33%
1777 South Harrison Street, Suite P-200                  Limited Partnership Interest in FVP GP        24.39%
Denver, Colorado 80210

All other executive officers and directors as a group                                                   0.00%

----------------
(1) FVP's limited partners (owning 99% of the partnership interests therein) are various institutional investors and accredited investors.
(2) Holdings' sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Holdings, LLC.
(3) FVP GP's sole general partner (owning 1% of the partnership interests therein) is FrontierVision Inc., which is owned by James C. Vaughn and John S. Koo. FVP GP's limited partners (owning 99% of the partnership interests therein) consist of various institutional investors, James C. Vaughn and John S. Koo.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's sole general partner (owning 99.9% of the partnership interests therein) is Holdings. Holdings' sole general partner (owning 99.9% of the partnership interests therein) is FVP. Holdings' sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Holdings, LLC, which is a wholly owned subsidiary of FVP. FVP's sole general partner (owning 1% of the partnership interests therein) is FVP GP. FVP's limited partners (owning 99% of the partnership interests therein) consist of J.P. Morgan Investment Corporation, an affiliate of J.P. Morgan Securities Inc., First Union Capital Partners, Inc., an affiliate of First Union Capital Markets Corp., and various institutional investors and accredited investors. FVP GP's sole general partner (owning 1% of the partnership interests therein) is FrontierVision Inc., which is owned by James C. Vaughn and John S. Koo. See "Principal Security Holders."

As of December 31, 1997, J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. had committed approximately $44.9 million and $30.0 million, respectively, to FVP, all of which has been contributed to FVP. As of December 31, 1997, FrontierVision Inc. had committed and contributed approximately $19,935 to FVP, representing contributions of approximately $13,290 and $6,645 by James C. Vaughn and John S. Koo, respectively, who are directors of FrontierVision Inc. Such capital commitments were contributed as equity to FVOP in connection with the closing of acquisitions by FVOP, for escrow deposits for acquisitions by FVOP under contract and for FVOP working capital requirements.

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

J.P. Morgan Securities Inc., The Chase Manhattan Bank, an affiliate of Chase Securities Inc., and CIBC Inc., an affiliate of CIBC Wood Gundy Securities Corp., are agents and lenders under the Amended Credit Facility and have received customary fees for acting in such capacities. In addition, J.P. Morgan Securities Inc., Chase Securities Inc., CIBC Wood Gundy Securities Corp. and First Union Capital Markets Corp. (collectively, the "Underwriters") received compensation in the aggregate of approximately $6.0 million in connection with the issuance of the FVOP Notes and received aggregate compensation in the aggregate of approximately $5.3 million in connection with the issuance of the Discount Notes. There are no other arrangements between the FVOP Underwriters and their affiliates and the Company or any of its affiliates pursuant to which the Underwriters or their affiliates will receive any additional compensation from the Company or any of its affiliates.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, And Reports On Form 8-K


(A)(1) Financial Statements. The following financial statements are included in Item 8 of Part II:

                                                                                                         Page
           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
              Independent Auditors' Report                                                                F-3
              Consolidated Balance Sheets as of December 31, 1997 and 1996                                F-4
              Consolidated  Statements of Operations  for the years ended December 31, 1996
                and 1997 and the period from inception  (April 17, 1995) through December 31, 1995        F-5
              Consolidated  Statements of Partners' Capital for the years ended December 31, 1997
                and 1996 and the period from inception  (April 17, 1995) through December 31, 1995        F-6
              Consolidated  Statements  of Cash Flows for the years ended December 31, 1997 and
                1996 and the period from inception (April 17, 1995) through December 31, 1995             F-7
              Notes to Consolidated Financial Statements                                                  F-8

           FRONTIERVISION CAPITAL CORPORATION
              Independent  Auditors'  Report                                                              F-18
              Balance  Sheets as of December 31, 1997 and 1996                                            F-19
              Statement of Operations for the year ended December 31, 1996 and for the period from
                July  26,  1996  (inception)  through  December  31,  1996                                F-20
              Statement of Owner's  Equity for the year ended  December 31, 1997 and for the period
                from July 26, 1996  (inception)  through  December 31, 1996                               F-21
              Statement  of Cash Flows for the year ended  December 31, 1997 and for the period from
                July 26, 1996 (inception) through December 31, 1996                                       F-22
              Note to Financial Statements                                                                F-23

           UNITED VIDEO CABLEVISION, INC. (SELECTED ASSETS ACQUIRED BY FVOP)
              Independent  Auditors' Report                                                               F-24
              Divisional Balance Sheets as of November  8,  1995  and  December  31,  1994                F-25
              Statements  of Divisional Operations for the period from January 1, 1995 through
                November 8, 1995 and for the years ended  December  31, 1994 and 1993                     F-26
              Statements  of  Divisional  Equity for the period  from January 1, 1995 through
                November 8, 1995 and for the years ended  December 31, 1994 and 1993                      F-27
              Statements of Divisional Cash Flows for the period from January 1, 1995 through
                November 8, 1995 and for the years ended December 31, 1994 and 1993                       F-28
              Notes to Divisional Financial Statements                                                    F-29

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

           CENTRAL OHIO CLUSTER (SELECTED ASSETS ACQUIRED FROM COX COMMUNICATIONS, INC. BY FVOP)
              Independent Auditor's Report                                                               F-80
              Combined  Statements of Net Assets as of September 30, 1997  (unaudited) and
                December 31, 1996                                                                        F-81
              Combined  Statements of Income for the nine-month periods ended September 30, 1997
                (unaudited) and September 30, 1996 (unaudited) and for the year ended December
                31, 1996                                                                                 F-82
              Combined  Statements  of Changes in Net Assets for the  nine-month period ended
                September  30, 1997  (unaudited)  and for the year ended December 31, 1996               F-83
              Combined Statements of Cash Flows for the nine-month periods ended September 30,
                1997 (unaudited) and September 30, 1996 (unaudited) and for the year ended
                December 31, 1996                                                                        F-84
              Notes to Combined Financial Statements                                                     F-85

    (2)  Financial  Statement  Schedules.   The  following  Financial  Statement
         Schedules are submitted herewith:

         Independent Auditors' Report                                                                     S-2
         Schedule II:  Valuation and Qualifying Accounts                                                  S-3

    (3)  List of Exhibits.

         3.1     Amended and Restated Agreement of Limited  Partnership of FVOP.
                 (4)
         3.2     Certificate of Limited Partnership of FVOP. (1)
         3.9 Certificate of Incorporation of FrontierVision Capital Corporation. (1)
         3.10    Bylaws of FrontierVision Capital Corporation.  (1)
         4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (3)
         10.1    Senior Credit Facility.  (1)
         10.2    Employment Agreement of James C. Vaughn.  (1)
         10.3 Asset Purchase Agreement dated July 20, 1995 between United Video Cablevision, Inc. and FrontierVision Operating Partners, L.P. (1)
         10.4 Asset Acquisition Agreement (July 27, 1995 Auction Sale) dated as of July 27, 1995 among Stephen S. Gray in his capacity as Receiver of Longfellow Cable Company, Inc., Carrabassett
                 Electronics and Carrabassett Cable Company, Inc. and FrontierVision Operating Partners, L.P. (1)
         10.5 Asset Purchase Agreement dated October 27, 1995 among C4 Media Cable Southeast, Limited Partnership, County Cable Company, L.P. and FrontierVision Operating Partners, L.P. (1)
         10.6 Asset Purchase Agreement dated November 17, 1995 among Cox Communications Ohio, Inc., Times Mirror Cable Television of Defiance, Inc., Chillicothe Cablevision, Inc. Cox Communications Eastern Kentucky, Inc. and FrontierVision Operating Partners, L.P. (1)
         10.7 Asset Purchase Agreement dated February 27, 1996 between Americable International Maine, Inc. and FrontierVision Operating Partners, L.P. (1)
         10.8 Asset Purchase Agreement dated May 16, 1996 among Triax Southeast Associates, L.P., Triax Southeast General Partner, L.P. and FrontierVision Operating Partners, L.P. (1)
         10.9 Asset Purchase and Sale Agreement dated June 21, 1996 between HPI Acquisition Co. LLC (assignee of Helicon Partners I, LP) and FrontierVision Operating Partners, L.P. (1)
         10.10 Asset Purchase Agreement dated July 15, 1996 between American Cable Entertainment of Kentucky-Indiana, Inc. and FrontierVision Operating Partners, L.P. (1)
         10.11 Asset Purchase Agreement dated as of July 30, 1996 between Shenandoah Cable Television Company and FrontierVision Operating Partners, L.P. (1)
         10.12 Purchase Agreement dated as of August 6, 1996 between Penn/Ohio Cablevision, L.P. and FrontierVision Operating Partners, L.P.
                 (1)
         10.13 Asset Purchase Agreement dated July 19, 1996 between Phoenix Grassroots Cable Systems, L.L.C. and FrontierVision Operating Partners, L.P. (1)
         10.14   Amendment No. 1 to Senior Credit Facility. (1)
         10.15   Consent and Amendment No. 2 to Senior Credit Facility. (3)
         10.16 Asset Purchase Agreement dated May 8, 1997 between A-R Cable Services--ME, Inc. and FrontierVision Operating Partners, L.P.
                 (4)
         10.17   Asset  Purchase  Agreement  dated  May  12,  1997  between  TCI
                 Cablevision of Vermont, Inc., Westmarc Development Joint Venture and FrontierVision Operating Partners, L.P. (4)
         10.18   Amended Credit Facility.
         10.19 Asset Purchase Agreement dated as of October 15, 1997 between Coxcom, Inc. and FrontierVision Operating Partners, L.P. (4)
         12.1    Statement of  Computation  of Ratios.
         16.1    Report of change in accountants. (2)
         27.1 Financial Data Schedule as of and for the period ended December 31, 1997.

         Footnote References
         (1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1, Registration No. 333-9535.
         (2) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 333-9535 dated October 22, 1996.

         (3) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended September 30, 1996.
         (4) Incorporated by reference to the exhibits to Holdings and Holdings Capital's Registration Statement on Form S-4, Registration No. 333-36519.

   (B)   Reports on Form 8-K.

         1. Item 2, Item 5 and Item 7, Form 8-K dated December 12, 1997. Required financial information and pro forma financial information to be provided in amended filing within 60 days of date of initial filing.
         2.      Item 7, Form 8-K/A  dated  December  19,  1997 to  provide  the required financial information and pro forma financial information.

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

ACQUISITION CASH FLOW--Forecasted net income of an acquired system, for a period believed to be appropriate based on the facts and circumstances of a specific acquisition, calculated as of the date of acquisition of such system, before interest, taxes, depreciation, amortization and corporate administrative expenses. The Company believes that Acquisition Cash Flow is a measure commonly used in the cable television industry to analyze and compare the purchase price of cable television systems. However, Acquisition Cash Flow is not intended to be an indicator of actual operating performance and is not determined in accordance with generally accepted accounting principles.

A LA CARTE--The purchase of programming services on a per-channel or per-program basis.

ADDRESSABILITY--"Addressable" technology permits the cable operator to activate remotely the cable television services to be delivered to subscribers who are equipped with addressable converters. With addressable technology, a cable operator can add to or reduce services provided to a subscriber from the headend site without dispatching a service technician to the subscriber's home.

BASIC PENETRATION--Basic subscribers as a percentage of the total number of homes passed in the system.

BASIC SERVICE--A package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services (other than premium services).

BASIC SUBSCRIBER--A subscriber to a cable or other television distribution system who receives the basic level of cable television service and who is usually charged a flat monthly rate for a number of channels. A home with one or more television sets connected to a cable system is counted as one basic subscriber.

CABLE PLANT--A network of coaxial and/or fiber optic cables that transmit multiple channels carrying video-programming, sound and data between a central facility and an individual customer's television set. Networks may allow one-way (from a headend to a residence and/or business) or two-way (from a headend to a residence and/or business with a data return path to the headend) transmission.

CHANNEL CAPACITY--The number of video programming channels that can be carried over a communications system.

CLUSTERING--A general term used to describe the strategy of operating cable television systems in a specific geographic region, thus allowing for the achievement of economies of scale and operating efficiencies in such areas as system management, marketing and technical functions.

COAXIAL PLANT--Cable consisting of a central conductor surrounded by and insulated from another conductor. It is the standard material used in traditional cable systems. Signals are transmitted through it at different frequencies, giving greater channel capacity than is possible with twisted pair copper wire, but less than is possible with optical fiber.

COMPETITIVE ACCESS PROVIDER (CAP)--A company that provides its customers with an alternative to the local telephone company for local transport of private line, special access services and switched access services. CAPs are also referred to in the industry as alternative access vendors, alternative local telecommunications service providers (ALTS) and metropolitan area network providers (MANs).

COST-OF-SERVICE--A general term used to refer to the regulation of prices charged to a customer. Existing prices are set and price increases are regulated by allowing a company to earn a reasonable rate of return, as determined by the regulatory authority.

DENSITY--A general term used to describe the number of homes passed per mile of cable plant.

DIGITAL COMPRESSION--The conversion of the standard analog video signal into digital signal, and the compression of that signal so as to facilitate multiple channel transmission through a single channel's bandwidth.

DIGITAL PROGRAMMING SYSTEM--A programming distribution system under which multiple channels of programming are digitally transmitted via satellite to a cable television system's headend and then retransmitted, using the cable system's existing distribution platform, to subscribers equipped with special digital converters. One such example is the Headend-in-the-Sky digital programming system ("HITS"). The use of the HITS system enables a cable operator to transmit from 6 to 14 digital channels using the same bandwidth as used by a single analog channel and, thus, has the potential to dramatically expand a system's channel capacity.

DIRECT   BROADCAST   SATELLITE   (DBS)--A   service   by   which   packages   of
satellite-delivered   television   programming  are  transmitted  directly  into
individual homes, each serviced by a single satellite dish.

EXPANDED BASIC SERVICE--A package of satellite-delivered cable programming services available only for additional subscription over and above the basic level of television service.

FCC--Federal Communications Commission.

FIBER OPTICS--Technology that involves sending laser light pulses across glass strands to transmit digital information; fiber is virtually immune to electrical interference and most environmental factors that affect copper wiring and satellite transmissions. Use of fiber optic technology reduces noise on the cable system, improves signal quality and increases system channel capacity and reliability.

FIBER OPTIC BACKBONE CABLE--The principal fiber optic trunk lines for a cable system which is using a hybrid fiber-coaxial architecture to deliver signals to customers.

FIBER OPTIC TRUNK LINES--Cables made of glass fibers through which signals are transmitted as pulses of light to the distribution portion of the cable television system which in turn goes to the customer's home. Capacity for a very large number of channels can be more easily provided.

FIBER-TO-THE-FEEDER--Network topology/architecture using a combination of fiber optic cable and coaxial cable transmission lines to deliver signals to customers. Initially signals are transmitted from the headend on fiber optic trunk lines into neighborhood nodes (an individual point of origination and termination or intersection on the network, usually where electronics are housed) and then from the nodes to the end user on a combination of coaxial cable distribution/feeder and drop lines. The coaxial feeder and drop lines typically represent the operator's "last mile" of plant to the end user.

HEADEND--A collection of hardware, typically including satellite receivers, modulators, amplifiers and video cassette playback machines, within which signals are processed and then combined for distribution within the cable network.

HOMES PASSED--Homes that can be connected to a cable distribution system without further extension of the distribution network.

HFC--Hybrid fiber optic/coaxial cable design, used in a cable television system's distribution plant.

Internet--The large, worldwide network of thousands of smaller, interconnected computer networks. Originally developed for use by the military and for academic research purposes, the Internet is now accessible by millions of consumers through online services.

LAN--Local Area Network--A communications network that serves users within a confined geographical area, consisting of servers, workstations, a network operating system and a communications link.

Microwave Links--The transmission of voice, video or data using microwave radio frequencies, generally above 1 GHz, from one location to another.

MMDS--Multichannel Multipoint Distribution Service. A one-way radio transmission of programming over microwave frequencies from a fixed station transmitting to multiple receiving facilities located at fixed points.

MSO--A term used to describe cable television companies that are "multiple system operators."

New Product Tiers--A general term used to describe unregulated cable television services.

Over-The-Air Broadcast Stations--A general term used to describe signals transmitted by local television broadcast stations, including network affiliates or independent television stations, that can be received directly through the air by the use of a standard rooftop receiving antenna.

Pay-Per-View--Payment made for individual movies, programs or events as opposed to a monthly subscription for a whole channel or group of channels.

PCS--Personal Communications Services, or PCS, is the name given to a new generation of cellular-like telecommunications services which are expected to provide customers new choices in wireless mobile telecommunications using digital technology for voice and data service compared to traditional analog technology.

Premium Penetration--Premium service units as a percentage of the total number of basic service subscribers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

Premium Service--An individual cable programming service available only for additional subscription over and above the basic or expanded basic levels of cable television service.

Premium Units--The number of subscriptions to premium services which are paid for on an individual basis.

Rebuild--The replacement or upgrade of an existing cable system, usually undertaken to improve either its technological performance or to expand the system's channel or bandwidth capacity in order to provide more services.

SMATV--Satellite Master Antenna Television System. A video programming delivery system to multiple dwelling units utilizing satellite transmissions.

Telephony--The provision of telephone service.

Tiers--Varying levels of cable services consisting of differing  combinations of
several  over-the-air   broadcast  and   satellite-delivered   cable  television
programming services.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page


FrontierVision Operating Partners, L.P. and Subsidiaries
   Independent Auditors' Report                                                                               F-3
   Consolidated Balance Sheets as of December 31, 1997 and 1996                                               F-4
   Consolidated  Statements  of Operations  for the years ended  December 31, 1997 and 1996 and for the
     period from inception (April 17, 1995) through December 31, 1995                                         F-5
   Consolidated  Statements of Partners' Capital for the years ended December 31, 1997 and 1996 and for
     the period from inception (April 17, 1995) through December 31, 1995                                     F-6
   Consolidated  Statements  of Cash Flows for the years ended  December  31, 1997 and 1996 and for the
     period from inception (April 17, 1995) through December 31, 1995                                         F-7
   Notes to Consolidated Financial Statements                                                                 F-8

FrontierVision Capital Corporation
   Independent Auditors' Report                                                                               F-18
   Balance Sheets as of December 31, 1997 and 1996                                                            F-19
   Statement of Operations  for the year ended  December 31, 1997 and for the period from July 26, 1996
     (inception)  through December 31, 1996                                                                   F-20
   Statement of Owner's Equity for the year ended December 31, 1997 and for the period from July 26,
     1996 (inception) through December  31, 1996                                                              F-21
   Statement  of Cash Flows for the year ended  December 31, 1997 and for the period from July 26, 1996
     (inception) through December 31, 1996                                                                    F-22
   Note to the Financial Statements                                                                           F-23

United Video Cablevision, Inc. (Selected Assets Acquired by FVOP)
   Independent Auditors' Report                                                                               F-24
   Divisional Balance Sheets as of November 8, 1995 and December 31, 1994                                     F-25
   Statements of Divisional  Operations  for the period from January 1, 1995 through  November 8, 1995
     and for the years ended December 31, 1994 and 1993                                                       F-26
   Statements  of Divisional  Equity for the period from January 1, 1995 through  November 8, 1995 and
     for the years ended December 31, 1994 and 1993                                                           F-27
   Statements  of Divisional  Cash Flows for the period from January 1, 1995 through  November 8, 1995
     and for the years ended December 31, 1994 and 1993                                                       F-28
   Notes to Divisional Financial Statements                                                                   F-29

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

Central Ohio Cluster (Selected Assets Acquired From Cox Communications, Inc. by FVOP)
   Independent  Auditor's  Report                                                                              F-80
   Combined  Statements of Net Assets as of September 30, 1997 (unaudited) and December 31, 1996               F-81
   Combined Statements of Income for the nine-month periods ended September 30, 1997 (unaudited) and
     September  30, 1996  (unaudited)  and for the year ended  December 31, 1996                               F-82
   Combined  Statements of Changes in Net Assets for the nine-month  period ended September 30, 1997
     (unaudited)  and for  the  year  ended  December  31,  1996                                               F-83
   Combined Statements of Cash Flows for the nine-month  periods ended September 30, 1997 (unaudited)
     and September 30, 1996 (unaudited) and for the year ended December 31, 1996                               F-84
   Notes to Combined Financial Statements                                                                      F-85



                          INDEPENDENT AUDITORS' REPORT



To the Partners of
FrontierVision Operating Partners, L.P.:

We have audited the accompanying consolidated balance sheets of FrontierVision Operating Partners, L.P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners'capital and cash flows for the years ended December 31, 1997 and 1996 and the period from inception (April 17, 1995 -- see Note 1) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Operating Partners, L. P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from inception (April 17, 1995 - see
Note 1) through December 31, 1995 in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP

Denver, Colorado
March 16, 1998

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                       ------------------------------
                                                                       December 31,          December 31,
                                                                          1997                  1996
                                                                       ---------              ---------

                                    ASSETS
Cash and cash equivalents                                               $  3,413             $  3,639
Accounts receivable, net of allowance for doubtful accounts
   of $640 and $767                                                        8,071                4,544
Other receivables                                                           --                    846
Prepaid expenses and other                                                 2,642                2,231
Investment in cable television systems, net:
   Property and equipment                                                247,724              199,461
   Franchise cost and other intangible assets                            637,725              324,905
                                                                        --------             --------
      Total investment in cable television systems, net                  885,449              524,366
                                                                        --------             --------
Deferred financing costs, net                                             17,990               13,042
Earnest money deposits                                                     2,143                  500
                                                                        --------             --------
      Total assets                                                      $919,708             $549,168
                                                                        ========             ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                        $  2,647             $  1,994
Accrued liabilities                                                       15,126               10,825
Subscriber prepayments and deposits                                        1,828                1,862
Accrued interest payable                                                   5,064                6,290
Debt                                                                     632,000              398,194
                                                                        --------             --------
     Total liabilities                                                   656,665              419,165
                                                                        --------             --------

Partners' capital:
   FrontierVision Holdings, L.P.                                         262,780              129,874
   FrontierVision Operating Partners, Inc.                                   263                  129
                                                                        --------             --------
      Total partners' capital                                            263,043              130,003
Commitments

                                                                        --------             --------
      Total liabilities and partners' capital                           $919,708             $549,168
                                                                        ========             ========










          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  In Thousands




                                                    --------------------------------------------------------
                                                                                                For the Period
                                                                                                From Inception
                                               For the Year Ended     For the Year Ended      (April 17, 1995 --
                                                   December 31,           December 31,        see Note 1) through
                                                      1997                   1996             December 31, 1995
                                                    ---------              ---------              ---------

Revenue                                             $ 145,126              $  76,464              $   4,369
Expenses:
    Operating expenses                                 74,314                 39,181                  2,311
    Corporate administrative expenses                   4,418                  2,930                    127
    Depreciation and amortization                      64,398                 35,336                  2,308
    Pre-acquisition expenses                             --                     --                      940
                                                    ---------              ---------              ---------
        Total expenses                                143,130                 77,447                  5,686
                                                    ---------              ---------              ---------
Operating income/(loss)                                 1,996                   (983)                (1,317)
Interest expense, net                                 (42,652)               (22,422)                (1,386)
Other expense                                          (1,161)                  (396)                  --
                                                    ---------              ---------              ---------
Loss before extraordinary item                        (41,817)               (23,801)                (2,703)
Extraordinary item - Loss on early
   retirement of debt                                  (5,046)                  --                     --
                                                    ---------              ---------              ---------
Net loss                                            $ (46,863)             $ (23,801)             $  (2,703)
                                                    =========              =========              =========


Net loss allocated to:
FrontierVision Holdings, L.P.
     (General Partner)                              $ (46,816)             $ (23,776)             $  (2,700)
FrontierVision Operating Partners, Inc.
     (Limited Partner)                                    (47)                   (25)                    (3)
                                                    ---------              ---------              ---------
                                                    $ (46,863)             $ (23,801)             $  (2,703)
                                                    =========              =========              =========
















          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                  ---------------------------------------------------------
                                                                         FrontierVision
                                                  FrontierVision           Operating
                                                   Holdings, L.P.        Partners, Inc.
                                                (General Partner)      (Limited Partner)           Total
                                                   ---------              ---------              ---------
Balance, at inception (April 17, 1995)              $    --               $      --             $       --
      Capital contributions                           49,061                     49                 49,110
      Net loss                                        (2,700)                    (3)                (2,703)
                                                   ---------              ---------              ---------
Balance, December 31, 1995                            46,361                     46                 46,407
      Capital contributions                          107,289                    108                107,397
      Net loss                                       (23,776)                   (25)               (23,801)
                                                   ---------              ---------              ---------
Balance, December 31, 1996                           129,874                    129                130,003
      Capital contributions                          179,722                    181                179,903
      Net loss                                       (46,816)                   (47)               (46,863)
                                                   ---------              ---------              ---------
Balance, December 31, 1997                         $ 262,780              $     263              $ 263,043
                                                   =========              =========              =========




























          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  In Thousands

                                                                          ----------------------------------------------------------
                                                                                                                    For the Period
                                                                                                                    From Inception
                                                                           For the Year         For the Year     (April 17, 1995 --
                                                                             Ended                 Ended         see Note 1) through
                                                                           December 31,         December 31,        December 31,
                                                                              1997                  1996                1995
                                                                            -------                -------                -------

Cash Flows From Operating Activities:
    Net loss                                                              $ (46,863)             $ (23,801)             $  (2,703)
    Adjustments  to  reconcile  net  loss  to  net
        cash  flows  from  operating activities:
        Extraordinary item - Loss on early retirement of debt                 5,046                   --                     --
        Depreciation and amortization                                        64,398                 35,336                  2,308
        Net loss on disposal of assets                                        1,104                    388                   --
        Amortization of deferred debt issuance costs                          1,492                    999                     69
        Interest expense deferred and included in
            long-term debt                                                      721                    924                   --
        Changes in operating assets and liabilities, net of
            effect of acquisitions:
            Accounts receivable                                                (582)                (1,946)                  (261)
            Receivable from seller                                              846                  1,377                   --
            Prepaid  expenses and other                                        (106)                (1,266)                    75
            Accounts  payable and accrued liabilities                         3,029                  3,423                  1,637
            Subscriber prepayments and deposits                              (1,523)                (2,393)                   362
            Accrued interest payable                                         (1,226)                 5,870                    420
                                                                            -------                -------                -------
                Total adjustments                                            73,199                 42,712                  4,610
                                                                            -------                -------                -------
                Net cash flows from operating activities                     26,336                 18,911                  1,907
                                                                            -------                -------                -------
Cash Flows From Investing Activities:
    Capital expenditures                                                    (32,738)                (9,304)                  (573)
    Pending acquisition costs                                                  (146)                  --                     --
    Cash paid for franchise costs                                              (406)                (2,009)                  --
    Earnest money deposits                                                   (2,143)                  (500)                (9,502)
    Proceeds from disposition of cable television systems                      --                   15,065                   --
    Cash paid in acquisitions of cable television systems                  (392,631)              (421,467)              (121,270)
                                                                            -------                -------                -------
                 Net cash flows from investing activities                  (428,064)              (418,215)              (131,345)
                                                                            -------                -------                -------
Cash Flows From Financing Activities:
    Debt borrowings                                                         523,000                137,700                 85,900
    Payments on debt borrowings                                            (289,845)               (33,600)                  --
    Proceeds of issuance of Senior Subordinated Notes                          --                  200,000                   --
    Principal payments on capital lease obligations                             (70)                   (16)                  --
    Increase in deferred financing fees                                     (11,357)                (3,771)                (2,922)
    Offering costs related to Senior Subordinated Notes                        (129)                (7,417                   --
    Partner capital contributions                                           179,903                107,397                 49,110
                                                                            -------                -------                -------
                  Net cash flows from financing   activities                401,502                400,293                132,088
                                                                            -------                -------                -------
Net Increase in Cash and Cash Equivalents                                      (226)                   989                  2,650
Cash and Cash Equivalents, at beginning of period                             3,639                  2,650                   --
                                                                            -------                -------                -------
Cash and Cash Equivalents, end of period                                  $   3,413              $   3,639              $   2,650
                                                                            =======                =======                =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                $  42,226              $  15,195              $     957
                                                                            =======                =======                =======


          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(1)      THE COMPANY

Organization and Capitalization

FrontierVision Operating Partners, L.P. (the "Company" or "FVOP") is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. As of December 31, 1997, the Company owned and operated cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast. The Company was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its, at the time, sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware limited partnership.

On September 19, 1997, FrontierVision Holdings, L.P. ("Holdings"), a Delaware limited partnership, and FrontierVision Holdings Capital Corporation ("Holdings Capital") co-issued $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Holdings, a newly-organized holding company, was formed to be the co-issuer of the Discount Notes and to be the new general partner of FVOP. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests in FVOP immediately prior to the issuance of the Discount Notes (the "Formation Transaction"), and therefore, FVOP and FrontierVision Capital Corporation ("Capital") became wholly owned-consolidated subsidiaries of Holdings. In addition, FVOP Inc., previously a wholly-owned subsidiary of FVP, is now a wholly-owned subsidiary of Holdings.

During the year ended December 31, 1997, the Company received additional capital contributions of approximately $179,903 from its partners. This amount includes net proceeds of $142,250 received from the issuance of the Discount Notes, which were contributed by Holdings to FVOP as a capital contribution. The capital contribution from Holdings was used by FVOP to repay certain bank indebtedness of $65,500 with the remainder placed in escrow to finance pending acquisitions. All of the escrow proceeds had been utilized as of December 31, 1997. Prior to the Formation Transaction, FVP allocated certain administrative expenses to FVOP, which are included as capital contributions from its partners. Such expense allocations were approximately $231 and $735 for the years ended December 31, 1997 and 1996, respectively.

Capital, a Delaware corporation, is a wholly-owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations.

Allocation of Profits, Losses and Distributions

Generally, the Company's Partnership agreement provides that profits, losses and distributions will be allocated to the general partner and the limited partner pro rata based on capital contributions.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(1)      THE COMPANY (continued)

Pre-Acquisition Expenses

The Company had no substantive operations of its own until the date of the acquisitions described in Note 4. However, FVP, which was formed on April 17, 1995, incurred certain general and administrative costs deemed attributable to FVOP prior to the Company's legal formation. Such expenditures have been reflected in the accompanying financial statements as pre-acquisition expenses as if the Company had incurred those costs directly. In addition, the accompanying balance sheet as of December 31, 1996 reflects earnest money deposits paid by FVP on behalf of the Company related to planned acquisitions. All such amounts have been reflected as capital contributions in the accompanying financial statements.


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

Principles of Consolidation

The accompanying consolidated financial statement include the accounts of FVOP and those of its wholly- owned subsidiaries, Capital, FrontierVision New England Cable, Inc. ("New England") and FrontierVision Access Partners, LLC ("Access"). As of December 31, 1997, New England and Access had no operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property  and  equipment   are  stated  at  cost  and  include  the   following:
distribution   facilities,   support   equipment  and  leasehold   improvements.
Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are charged to expense when incurred. The Company capitalized direct labor and overhead related to installation activities of approximately $3,844 and $1,577 for the periods ended December 31, 1997 and 1996. Depreciation is computed on a straight-line basis using an average estimated useful life of 8 years. At the time of ordinary retirements, sales or other dispositions of property, a gain or loss is recognized.

Franchise Costs, Covenants not to Compete, Subscriber Lists and Goodwill

Franchise costs, covenants not to compete, subscriber lists and goodwill result from the application of the purchase method of accounting to business combinations. Such amounts are amortized on a straight-line basis over the following periods: 15 years for franchise costs (which reflects the Company's ability to renew existing franchise agreements), 5 years for covenants not to compete, 7 years for subscriber lists and 15 years for goodwill.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company periodically reviews the carrying amount of its property, plant and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates.

Deferred Financing Costs

Deferred financing costs are being amortized using the straight line method over the life of the loans. Accumulated amortization at December 31, 1997 and 1996 is $912 and $1,068, respectively.

Revenue Recognition

Revenue is recognized in the period in which the related services are provided to the subscribers.

Derivative Financial Instruments

The Company manages risk arising from fluctuations in interest rates by using interest rate swap agreements, as required by its credit agreements. These agreements are treated as off-balance sheet financial instruments. The interest rate swap agreements are being accounted for as a hedge of the debt obligation, and accordingly, the net settlement amount is recorded as an adjustment to interest expense in the period incurred.

Income Taxes

No provision has been made for federal, state or local income taxes related to the Company because they are the responsibility of the individual partners. The principal difference between results reported for financial reporting purposes and for income tax purposes results from differences in depreciable lives and amortization methods utilized for tangible and intangible assets.

Reclassification

Certain amounts have been reclassified for comparability.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(3)    INVESTMENT IN CABLE TELEVISION SYSTEMS

The Company's investment in cable television systems is comprised of the following:

                                                                   ------------------------------------
                                                                   December 31,            December 31,
                                                                      1997                    1996
                                                                    ---------              ---------
Property and equipment                                              $ 297,229              $ 217,148
Less--accumulated depreciation                                        (49,505)               (17,687)
                                                                    ---------              ---------
       Property and equipment, net                                    247,724                199,461
                                                                    ---------              ---------
Franchise costs                                                       523,096                258,453
Covenants not to compete                                               14,983                 14,934
Subscriber lists                                                      106,270                 41,777
Goodwill                                                               44,702                 28,845
                                                                    ---------              ---------
                                                                      689,051                344,009
Less--accumulated amortization                                        (51,326)               (19,104)
                                                                    ---------              ---------
       Franchise costs and other intangible assets, net               637,725                324,905
                                                                    ---------              ---------
Total investment in cable television systems, net                   $ 885,449              $ 524,366
                                                                    =========              =========


(4)      ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company has completed several acquisitions since its inception through December 31, 1997. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property, plant and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon the Company's useful lives and amortization periods. The following table lists the acquisitions and the purchase price for each.


------------------------------------------------------------------------------------------------------------------------------------
                 Predecessor Owner                                 Primary Location of Systems     Date Acquired Acquisition Cost(a)
------------------------------------------------------------------------------------------------------------------------------------
United Video Cablevision, Inc.                                             Maine and Ohio         November 9, 1995          $121,800
Longfellow Cable Company, Inc.                                                 Maine              November 21, 1995           $6,100
C4  Media  Cable  Southeast,   Limited  Partnership ("C4")             Virginia and Tennessee     February 1, 1996           $47,600
Americable International Maine, Inc.                                           Maine               March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                                Ohio                April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC                                 Maine and New Hampshire      August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                               Kentucky and Ohio         October 7, 1996           $85,800
American Cable  Entertainment of  Kentucky-Indiana, Inc. ("ACE")        Kentucky and Indiana       October 9, 1996          $147,300
SRW, Inc.'s Penn/Ohio Cablevision, L.P.                                Pennsylvania and Ohio      October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P.                                         Maryland            December 23, 1996           $3,000
Bluegrass Cable Partners, L.P.                                                Kentucky             March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V.  Systems, Inc.                      Kentucky             March 31, 1997             $1,800
Milestone Communications of New York, L.P.                                      Ohio               March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                                            Ohio                May 30, 1997             $34,800
Phoenix Front Row Cablevision                                                   Ohio                May 30, 1997              $6,900
PCI Incorporated                                                              Michigan             August 29, 1997           $13,600
SRW, Inc.'s Blue Ridge Cable Systems, L.P.                          Tennessee and North Carolina  September 3, 1997           $4,100
A-R Cable Services - ME, Inc. ("Cablevision")                                  Maine              October 31, 1997           $78,600
Harold's Home Furnishings, Inc.                                      Pennsylvania and Maryland    October 31, 1997            $1,600
TCI  Cablevision  of  Vermont,  Inc.  and  Westmarc  Development
 Joint Venture ("TCI-VT/NH")                                         Vermont and New Hampshire    December 2, 1997           $34,700
Cox Communications, Inc. ("Cox-Central Ohio")                                   Ohio              December 19, 1997        $203,700*
---------------

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(4)      ACQUISITIONS AND DISPOSITIONS (continued)

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of December 31, 1997.
*     Subject to adjustment.

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                         -----------------------------------------------------
                                                           1997                   1996                  1995
                                                      Acquisitions(a)       Acquisitions(a)        Acquisitions
                                                         ---------             ---------             ---------
     Property, plant and equipment                      $   48,805             $ 169,240             $  43,333
     Franchise costs and other intangible assets           344,490               268,836                84,595
                                                         ---------             ---------             ---------
          Subtotal                                         393,295               438,076               127,928
                                                         ---------             ---------             ---------
     Net working capital (deficit)                            (164)               (7,107)                  542
     Less - Earnest money deposits applied                    (500)               (9,502)                    -
     Less - Subordinated promissory note to seller               -                     -                (7,200)
                                                         ---------             ---------             ---------
          Total cash paid for acquisitions               $ 392,631             $ 421,467             $ 121,270
                                                         =========             =========             =========

(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the C4, Cox, Triax, ACE, Triax I, Cablevision, TCI-VT/NH and Cox-Central Ohio acquisitions (the "Acquisitions") had been consummated on January 1, 1996, are as follows:

                                                            ---------------------------------------
                                                                  Year Ended December 31, 1997
                                                            ---------------------------------------
                                                           Historical                     Pro Forma
                                                             Results     Acquisitions      Results
                                                            ---------      ---------      ---------
Revenue                                                     $ 145,126       $ 60,011      $ 205,137

Operating, selling, general and administrative expenses       (78,732)       (30,486)      (109,218)
Depreciation and amortization                                 (64,398)       (23,960)       (88,358)
                                                            ---------      ---------      ---------
Operating income                                                1,996          5,565          7,561
Interest and other expenses                                   (48,859)       (19,174)       (68,033)
                                                            ---------      ---------      ---------
Net loss                                                    $ (46,863)     $ (13,609)     $ (60,472)
                                                            =========      =========      =========

                                                            ---------------------------------------
                                                                     Year Ended December 31, 1996
                                                            ---------------------------------------
                                                            Historical                     Pro Forma
                                                              Results     Acquisitions      Results
                                                            ---------      ---------      ---------
Revenue                                                     $  76,464      $ 110,309      $ 186,773
Operating, selling, general and administrative expenses       (42,111)       (60,990)      (103,101)
Depreciation and amortization                                 (35,336)       (51,660)       (86,996)
                                                            ---------      ---------      ---------
Operating loss                                                 (2,341)        (3,324)          (983)
Interest and other expenses                                   (22,818)       (38,330)       (61,148)
                                                            ---------      ---------      ---------
Net loss                                                    $ (23,801)     $ (40,671)     $ (64,472)
                                                            =========      =========      =========

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(4)      ACQUISITIONS AND DISPOSITIONS (continued)

As of December 31, 1997, the Company had advanced $30 and $113 to Bluegrass and Front Row, respectively, in the form of letters of credit in connection with the transfer of certain franchises in favor of the Company.

On December 12, 1997, the Company entered into an agreement with the shareholders of New England Cable Television of Massachusetts, Inc. ("NECMA") to acquire all of the outstanding stock of NECMA for a price of approximately $43,600. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. As of December 31, 1997, the Company had advanced $2,000 as an earnest money deposit related to this transaction.

On December 19, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Ohio, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $10,000.

On January 15, 1998, the Company entered into an asset purchase agreement with TVC-Sumpter Limited Partnership and North Oakland Cablevision Partners Limited Partnership to acquire certain cable television assets in Michigan for a cash purchase price of $14,200. This acquisition was consummated on March 6, 1998.

On January 16, 1998, the Company entered into an asset purchase agreement with Ohio Cablevision Network, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $38,000.

Asset Exchange

On December 12, 1997, the Company entered into an asset exchange agreement with Comcast Cablevision of the South to exchange certain cable television assets in the Southeast region. This asset exchange was consummated on March 12, 1998.

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(5)    DEBT

The Company's debt was comprised of the following:


                                                                                  ----------------------
                                                                                 December 31,  December 31,
                                                                                    1997          1996
                                                                                   --------     --------
Bank Credit Facility (a) --
  Term loans,  interest based on various floating libor rate options (8.33%
     and 8.60% weighted average at December 31, 1997 and 1996,
     respectively), payable monthly                                                $432,000     $190,000
11% Senior Subordinated Notes due 2006 (b)                                          200,000      200,000
Subordinated promissory note to UVC at 11.5% interest, repaid in December 1997         --          8,124
Other                                                                                  --             70
                                                                                   --------     --------
      Total debt                                                                   $632,000     $398,194
                                                                                   ========     ========

(a)    Bank Credit Facility.

       As of December 31, 1996, the Company had entered into an amended credit agreement (the "Senior Credit Facility") with a maximum availability of $265.0 million of which $190.0 million was available in term loans and $75.0 million was available as a revolving line of credit. The Company had drawn $190.0 million in term loans as of December 31, 1996.

       On December 19, 1997, the Company entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Facility") increasing the available senior debt by $535.0 million, for a total availability of $800.0 million. The amount available under the Amended Credit Facility includes two term loans of $250.0 million each ("Facility A Term Loan" and "Facility B Term Loan") and a $300.0 million revolving credit facility ("Revolving Credit Facility"). The Facility A Term Loan and the Revolving Credit Facility both mature on September 30, 2005. The entire outstanding principal amount of the Revolving Credit Facility is due on September 30, 2005, with escalating principal payments due quarterly beginning December 31, 1998 under the Facility A Term Loan. The Facility B Term Loan matures March 31, 2006 with 95% of the principal being repaid in the last two quarters of the term of the facility.

       Under the terms of the Amended Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon a change of control of the Company and the sale of any of its operating systems. Further, beginning with the year ending December 31, 2001, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the Amended Credit Facility. The Company also pays commitment fees ranging from 1/2% - 3/8% per annum on the average unborrowed portion of the total amount available under the Amended Credit Facility.

       The Amended Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by the Company. As of December 31, 1997, the Company was in compliance with the financial covenants of the Amended Credit Facility.

       All partnership interests in the Company and all assets of the Company and its subsidiaries are pledged as collateral for the Amended Credit Facility.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(5)      DEBT (continued)

       In order to convert certain of the interest payable at variable rates under the Amended Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the years ended December 31, 1997 and 1996, the Company had recognized an increase in interest expense of approximately $312 and $195, respectively, as a result of these interest rate swap agreements.

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

       In connection with the anticipated issuance of the Notes in connection with the Offering, the Company entered into deferred interest rate setting agreements to reduce the Company's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements, amounting to $1,390, are recognized as a component of interest expense over the term of the Notes.

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

J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. ("Equity Holders") are affiliates of the Company, owning in the aggregate, a 37.6% limited partnership interest in FVP. Affiliates of the Equity Holders received underwriting fees of approximately $3.6 million in connection with the issuance of the Notes.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(5)      DEBT (continued)

The debt of the Company matures as follows:

                             Year Ended December 31 --
                             1998               $  1,365
                             1999                  8,254
                             2000                 18,455
                             2001                 25,735
                             2002                 33,015
                             Thereafter          545,176
                                                --------
                                                $632,000
                                                ========


(6)    DEFERRED FINANCING COSTS

The Company refinanced its Senior Credit Facility in December, 1997. Accordingly, the deferred financing costs related to the initial debt were written off. The effect of this write-off was a $5,046 charge to expense and was recorded as an extraordinary item. Additional costs related to the Amended Credit Facility were recorded as deferred financing costs during 1997.


(7)    INCOME TAXES

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

A reconciliation between the net loss reported for financial reporting purposes and the net loss reported for federal income tax purposes is as follows:

                                                                    --------------------------------------
                                                                     1997            1996            1995
                                                                   --------        --------        --------
Net loss for financial reporting purposes                          $(46,863)       $(23,801)       $ (2,703)
Excess depreciation and amortization recorded for income tax
        purposes                                                    (11,678)        (15,647)           (192)
Other temporary differences                                            (643)            326             186
                                                                   --------        --------        --------
Net loss for federal income tax purposes                           $(59,184)       $(39,122)       $ (2,709)
                                                                   ========        ========        ========


(8)    FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair value due to the nature and length of maturity of the investments.

The estimated fair value of the Company's Amended Credit Facility is based on floating market rates at December 31, 1997; therefore, there is no material difference in the fair market value and the carrying value of such debt instruments. The Notes have an aggregate principal amount of $200,000 with a 11% coupon rate. The current fair value for the Notes at December 31, 1997 is 111% of the face value.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

 (9)     COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $4,065, $2,365 and $194, respectively.


Estimated future noncancelable lease payments under such lease obligations subsequent to December 31, 1997 are as follows:

                            Year Ended December 31 --
                            1998                    $  873
                            1999                       663
                            2000                       412
                            2001                       218
                            2002                       159
                            Thereafter                 279
                                                    ------
                                                    $2,604
                                                    ======

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

The Company's agreements with franchise authorities require the payment of annual fees which approximate 3% of system franchise revenue. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended periods of up to fifteen years.

                          INDEPENDENT AUDITORS' REPORT


To The Shareholder of
FrontierVision Capital Corporation:

We have audited the accompanying balance sheets of FrontierVision Capital Corporation as of December 31, 1997 and 1996 and the related statements of operations, owner's equity and cash flows for the year ended December 31, 1997 and for the period from July 26, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Capital Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from July 26 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.


                                         KPMG PEAT MARWICK LLP


Denver, Colorado
March 16, 1998

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                  ---------------------------
                                                                   December 31,   December 31,
                                                                      1997            1996
                                                                      -----           -----

                                    ASSETS


Cash                                                                  $ 143           $ 188
                                                                      -----           -----
            Total assets                                              $ 143           $ 188
                                                                      =====           =====


                        LIABILITIES AND OWNER'S EQUITY

Payable to FVOP                                                       $ 100           $ 100
Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                1               1
      Additional paid-in capital                                         99              99
      Retained deficit                                                  (57)            (12)
                                                                      -----           -----
          Total owner's equity                                           43              88
                                                                      -----           -----
          Total liabilities and owner's equity                        $ 143           $ 188
                                                                      =====           =====
























               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                     ---------------------------------------
                                                                                            For the Period
                                                                     For the Year         from July 26, 1996
                                                                         Ended            (Inception) through
                                                                     December 31,            December 31,
                                                                         1997                    1996
                                                                      ----------              -------------

Revenue                                                               $        -              $        -
General and administrative expenses                                           45                         12
                                                                      ----------              -------------
   Net loss                                                           $      (45)             $         (12)
                                                                      ==========              =============

































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                          STATEMENTS OF OWNER'S EQUITY



                                            -----------------------------------------------------------
                                            Common         Additional        Retained    Total owner's
                                             stock      paid-in capital      deficit        equity
                                               -----          -----           -----           -----
Balance, at July 26, 1996 (inception)          $  --          $  --           $  --          $   --
       Issuance of Common Stock                    1             99              --             100
       Net loss                                   --             --             (12)            (12)
                                               -----          -----           -----           -----
Balance, December 31, 1996                         1             99             (12)             88
       Net loss                                   --             --             (45)            (45)
                                               -----          -----           -----           -----
Balance, December 31, 1997                     $   1          $  99           $ (57)          $  43
                                               =====          =====           =====           =====






































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                        --------------------------
                                                                      For the Period
                                                      For the Year      from July 26,
                                                          Ended        1996 through
                                                       December 31,       December 31,
                                                           1997             1996
                                                           -----           -----
Cash flows from operating activities:
      Net loss                                             $ (45)          $ (12)
      Decrease in receivable from affiliate                   --             100
                                                           -----           -----
      Net cash flows used in operating activities            (45)             88
                                                           -----           -----
Cash flows from investing activities                          --              --
                                                           -----           -----
Cash flows from financing activities:
      Advance from FVOP                                       --             100
                                                           -----           -----
      Net cash flows from financing activities                --             100
                                                           -----           -----
Net increase in cash and cash equivalents                    (45)            188
Cash and cash equivalents, beginning of period               188            --
                                                           -----           -----
Cash and cash equivalents, end of period                   $ 143           $ 188
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

                          ASHLAND AND DEFIANCE CLUSTERS
                        COMBINED STATEMENTS OF CASH FLOWS
                                  In Thousands


                                                                        -----------------------------------------------------------
                                                                        Successor                       Predecessor
                                                                        --------         ------------------------------------------
                                                                      Eleven Months      One Month              Year Ended
                                                                         Ended            Ended                 December 31,
                                                                       December 31,      January 31,      -------------------------
                                                                          1995             1995             1994             1993
                                                                        --------         --------         --------         --------
OPERATING ACTIVITIES:
   Net income (loss)                                                    $   (311)        $    393         $  3,866         $  3,536
   Adjustments to reconcile net income (loss)to net cash
     provided by operating activities:
     Depreciation and amortization                                         8,207              342            5,123            5,542
     Deferred income taxes                                                  (142)             (70)             298              293
     (Increase) decrease in accounts receivable                             (287)              66              114              (45)
     Increase (decrease) in accounts payable and
       accrued expenses                                                      467             (360)            (214)             (92)
     Income taxes payable                                                 (1,182)              31            1,914             (906)
     Other, net                                                              274               45              162              (61)
                                                                         --------         --------         --------         --------
       Net cash provided by operating activities                           7,026              447           11,263            8,267
INVESTING ACTIVITIES:
   Capital expenditures                                                   (1,362)             (65)          (3,795)          (6,075)
   Advances to Affiliate                                                  (5,848)
                                                                         --------         --------         --------         --------
     Net cash used in investing activities                                (7,210)             (65)          (3,795)          (6,075)
FINANCING ACTIVITIES:
   Net change in amounts due to Affiliate                                                    (386)          (1,466)            (580)
   Dividends paid                                                                                           (5,970)          (1,570)
                                                                        --------         --------         --------         --------
   Net cash used in financing activities                                                     (386)          (7,436)          (2,150)
                                                                        --------         --------         --------         --------
NET INCREASE (DECREASE) IN CASH                                             (184)              (4)              32               42
CASH AT BEGINNING OF PERIOD                                                  184              188              156              114
                                                                        --------         --------         --------         --------
CASH AT END OF PERIOD                                                         --          $   184              188         $    156
                                                                        --------         --------         --------         --------
CASH PAID DURING THE PERIOD FOR:
   interest                                                             $     --          $    79         $    434         $    133
                                                                        --------         --------         --------         --------





















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

                         ASHLAND AND DEFIANCE CLUSTERS
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(9) COMMITMENTS AND CONTINGENCIES (continued)

     1996                                                                   $126
     1997                                                                    103
     1998                                                                     59
     1999                                                                     50
     2000                                                                     42
     Thereafter                                                                4
                                                                            ----
        Total                                                               $384
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

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENTS OF LOSS
                           December 31, 1995 AND 1994

                                                  -----------------------------
                                                       1995            1994
                                                  ------------     ------------
REVENUE
  Cable Service                                   $ 11,755,860     $ 11,231,123
                                                  ------------     ------------
EXPENSE
  Programming Costs                                  3,003,682        2,602,692
  Salaries                                           1,124,203        1,046,895
  Other Operating Expenses                           2,607,023        2,642,777
  Management Fees                                      545,641          561,114
  Depreciation                                       4,214,602        4,113,809
  Amortization                                       1,337,551        1,575,551
  Interest                                           8,208,401        7,447,251
                                                  ------------     ------------
                                                    21,041,103       19,990,089
                                                  ------------     ------------
  Loss Before Minority Interest                     (9,285,243)      (8,758,966)
  Minority Interest in Loss of Subsidiary              103,197          116,472
                                                  ------------     ------------
NET LOSS                                          $ (9,182,046)    $ (8,642,494)
                                                  ============     ============

































    The accompanying notes are an integral part of the financial statements.

                  C4 MEDIA CABLE SOUTHEAST, LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNER'S DEFICIT
                 For The Years Ended December 31, 1995 and 1994

                                --------------------------------------------------------
                                                     Class A
                                   General           General     Limited
                                  Partners          Partners     Partners        Total
                                -----------       -----------       ---      -----------
Balance, December 31, 1993      $  (539,910)     $(47,465,185)     $-0-     $(48,005,095)
     Loss, 1994                     (86,425)       (8,556,069)      -0-       (8,642,494)
                                -----------       -----------       ---      -----------
Balance, December 31, 1994         (626,335)      (56,021,254)      -0-      (56,647,589)
     Loss, 1995                     (91,820)       (9,090,226)      -0-       (9,182,046)
                                -----------       -----------       ---      -----------
BALANCE, DECEMBER 31, 1995      $  (718,155)     $(65,111,480)     $-0-     $(65,829,635)
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

                                             --------------------------------------------------------------------------------------
                                                        Common Stock
                                             -------------------------------------------------
                                                Number of
                                                 Shares                             Additional                            Total
                                               Issued and             Par             Paid-in                          Shareholders'
                                               Outstanding           Value            Capital          Deficit          Deficiency
                                             ----     -------    ---     -------    -----------     -------------     -------------
                                                  Class              Class
                                             ----     -------    ---     -------
                                              A          D        A         D
                                             ----     -------    ---     -------
Balance at January 1, 1993                    255                $26                $ 1,499,974     $ (78,765,510)    $ (77,265,510)

Net Loss                                                                                              (25,858,385)      (25,858,385)
                                             ----     -------    ---     -------    -----------     -------------     -------------
Balance at December 31, 1993                  255                 26                  1,499,974      (104,623,895)     (103,123,895)

Net Loss                                                                                              (26,270,086)      (26,270,086)
                                             ----     -------    ---     -------    -----------     -------------     -------------
Balance at December 31, 1994                  255                 26                  1,499,974      (130,893,981)     (129,393,981)

Net Loss                                                                                              (22,743,670)      (22,743,670)

Recapitalization of Common Stock             (254)     99,999    (26)    $10,000         (9,974)
                                             ----     -------    ---     -------    -----------     -------------     -------------

Balance at December 31, 1995                    1      99,999      0      10,000      1,490,000      (153,637,651)     (152,137,651)

Net Loss Unaudited                                                                                    (18,732,561)      (18,732,561)
                                             ----     -------    ---     -------    -----------     -------------     -------------

Balance at September 30, 1996
Unaudited                                       1      99,999    $ 0     $10,000    $ 1,490,000     $(172,370,212)    $(170,870,212)
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

Covenants not to compete are amortized over the life of the agreements (five years). Accumulated amortization of such covenants at September 30, 1996,
December  31,  1995  and  1994  aggregated  $798,749,   $726,315  and  $564,772,
respectively.

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

(4) NOTES AND LOANS PAYABLE

Notes and loans payable at September 30, 1996, December 31, 1995 and 1994 are comprised of the following:

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
                                                                      ==========

On March 31, 1995, the Partnership acquired cable television systems and related assets of Green Tree Cable T.V., Inc. The purchase price of approximately $570,000, including closing costs, was accounted for by the purchase method of accounting.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Cox Communications, Inc.

We have audited the accompanying combined statement of net assets of Cox Communications, Inc.'s ("CCI") Central Ohio Cluster as of December 31, 1996, and the related combined statements of income, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of CCI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Cox Communications, Inc.'s Central Ohio Cluster at December 31, 1996, and the combined results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, CCI sold the assets and certain liabilities of the Central Ohio Cluster.



DELOITTE & TOUCHE LLP

August 29, 1997
(December 19, 1997 as to the second paragraph in Note 1)
Atlanta, Georgia

                              CENTRAL OHIO CLUSTER
                        COMBINED STATEMENTS OF NET ASSETS

                                                            -------------------------------------
                                                             September 30,            December 31,
                                                                 1997                    1996
                                                               --------------------------------
                                                             (Unaudited)
                                                                    (Thousands of Dollars)


                                 ASSETS
Cash                                                            $     28               $    239
Accounts receivable, less allowance for doubtful
     accounts of  $87 and $66                                      2,511                  2,310
Net plant and equipment                                           24,278                 24,512
Intangible assets                                                148,284                151,263
Other assets                                                         853                  1,448
                                                                --------               --------

     Total assets                                               $175,954               $179,772
                                                                ========               ========

                       LIABILITIES AND NET ASSETS
Accounts payable and accrued expenses                           $    667               $  1,245
Deferred income                                                    1,416                  1,430
Deferred income taxes                                             62,294                 63,442
Other liabilities                                                    399                    191
Amounts due to Affiliates                                         29,571                 35,107
                                                                --------               --------
     Total liabilities                                            94,347                101,415

Net assets                                                        81,607                 78,357
                                                                --------               --------

     Total liabilities and net assets                           $175,954               $179,772
                                                                ========               ========






















                   See notes to combined financial statements.

                              CENTRAL OHIO CLUSTER
                          COMBINED STATEMENTS OF INCOME


                                        ----------------------------------------------------------
                                        Nine Months Ended    Nine Months Ended       Year Ended
                                           September 30,        September 30,        December 31,
                                               1997                1996                 1996
                                            ----------         --------------       -------------
                                          (Unaudited)           (Unaudited)
                                                            (Thousands of Dollars)

Revenues                                    $ 25,486           $   23,389             $ 31,749

Costs and expenses:
   Operating                                   8,387                7,371               10,132
   Selling, general and administrative         3,408                3,772                5,143
   Depreciation                                3,735                3,579                4,846
   Amortization                                2,979                2,979                3,972
                                               -----                -----                -----
Operating income                               6,977                5,688                7,656
Interest expense with affiliates              (1,443)              (1,851)              (2,346)
Other, net                                       (25)                   6                    5
                                               -----                -----                -----
Income before income taxes                     5,509                3,843                5,315
Income taxes                                  (2,259)              (1,576)              (2,176)
                                               -----                -----                -----
Net income                                   $ 3,250              $ 2,267              $ 3,139
                                               =====                =====                =====




























                   See notes to combined financial statements.

                              CENTRAL OHIO CLUSTER
                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS



                                              ---------------------
                                              (Thousands of Dollars)
                                              ---------------------

Balance at December 31, 1995                       $ 75,218
  Net income                                          3,139
                                                     ------
Balance at December 31, 1996                         78,357
  Net income (Unaudited)                              3,250
                                                     ------
Balance at September 30, 1997 (Unaudited)          $ 81,607
                                                     ======































                   See notes to combined financial statements.

                              CENTRAL OHIO CLUSTER
                        COMBINED STATEMENTS OF CASH FLOWS


                                                               ----------------------------------------------------
                                                              Nine Months          Nine Months
                                                                 Ended                Ended              Year Ended
                                                             September 30,         September 30,         December 31,
                                                                 1997                  1996                 1996
                                                             ---------------       --------------        -----------
                                                              (Unaudited)           (Unaudited)
                                                                              (Thousands of Dollars)
Cash flows from operating activities
Net income                                                     $  3,250             $  2,267             $  3,139
Adjustments to reconcile net income to net cash
provided
  by operating activities:
    Depreciation                                                  3,735                3,579                4,846
    Amortization                                                  2,979                2,979                3,972
    Deferred income taxes                                        (1,148)              (1,245)              (1,849)
(Increase) decrease in accounts receivable                         (201)                 155                 (120)
Decrease in other assets                                            595                  348                  206
Increase (decrease) in accounts payable and accrued expenses       (592)                 289                  803
Other, net                                                          208                  (20)                 (42)
                                                               --------             --------             --------
       Net cash provided by operating activities                  8,826                8,352               10,955
                                                               --------             --------             --------
Cash flows from investing activities
Capital expenditures                                             (3,501)              (2,549)              (2,939)
                                                               --------             --------             --------
       Net cash used in investing activities                     (3,501)              (2,549)              (2,939)
                                                               --------             --------             --------
Cash flows from financing activities
Decrease in amounts due to Affiliates                            (5,536)              (4,933)              (7,777)
                                                               --------             --------             --------
       Net cash provided by financing activities                 (5,536)              (4,933)              (7,777)
                                                               --------             --------             --------
Net increase (decrease) in cash                                    (211)                 870                  239
Cash at beginning of period                                         239                 --                   --
                                                               --------             --------             --------
Cash at end of period                                          $     28             $    870             $    239
                                                               ========             ========             ========


Cash paid during the period for:
     Interest                                                  $     17             $     11             $     14
     Income taxes                                                   788                  852                  905












                   See notes to combined financial statements.

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(1)    ORGANIZATION AND BASIS OF PRESENTATION

The combined financial statements represent the combined operations of Cox Communications, Inc.'s ("CCI") cable television systems serving eight communities in Central Ohio (collectively referred to as the "Central Ohio
Cluster"). These cable television systems were acquired by CCI, an indirect 75.3% owned subsidiary of Cox Enterprises, Inc. ("CEI"), from the Times Mirror Company ("Times Mirror") in connection with CCI's acquisition of Times Mirror Cable Television, Inc. ("TMCT") on February 1, 1995. The historical combined financial statements do not necessarily reflect the results of operations or financial position that would have existed had the Central Ohio Cluster been an independent company. All significant intercompany accounts and transactions have been eliminated in the combined financial statements of the Central Ohio Cluster.

On December 19, 1997, CCI sold the assets and certain liabilities of the Central Ohio Cluster to FrontierVision Operating Partners, L.P. for approximately $204.0 million.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Central Ohio Cluster bills its customers in advance; however, revenue is recognized as cable television services are provided. Receivables are generally collected within 30 days. Credit risk is managed by disconnecting services to customers who are delinquent generally greater than 75 days. Other revenues are recognized as services are provided. Revenues obtained from the connection of customers to the cable television systems are less than related direct selling costs; therefore, such revenues are recognized as services are provided.

Plant and Equipment

Depreciation is computed using principally the straight-line method at rates based upon estimated useful lives of five to 20 years for building and building improvements, five to 12 years for cable television systems and three to 10 years for other plant and equipment.

The costs of initial cable television connections are capitalized as cable plant at standard rates for the Central Ohio Cluster's labor and at actual cost for materials and outside labor. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirement, sale or other disposition of property, the original cost and related accumulated depreciation are written off.

Intangible Assets

Intangible assets consist of goodwill and cable television franchise rights recorded in connection with the acquisition of the Central Ohio Cluster from TMCT and are amortized on a straight-line basis over 40 years. The Central Ohio Cluster assesses on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. The Central Ohio Cluster also evaluates the amortization period of intangible assets to determine whether events or circumstances warrant revised estimated of useful lives.

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Effective January 1, 1996, the Central Ohio Cluster adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amounts or fair value less cost to sell.

Income Taxes

The accounts of the Central Ohio Cluster are included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits have been allocated on a separate return basis to the Central Ohio Cluster based on the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or based on separate state income tax returns.

Deferred income tax assets and liabilities arise from temporary differences in the financial reporting and income tax basis of assets and liabilities. These differences primarily result from property and intangible assets.

Fees and Taxes

The Central Ohio Cluster incurs various fees and taxes in connection with the operations of its cable television systems, including franchise fees paid to various franchise authorities, copyright fees paid to the U.S. Copyright Tribunal and business and franchise taxes paid to the State of Ohio. A portion of these fees and taxes are passed through to the Central Ohio Cluster's subscribers. Amounts collected from subscribers are recorded as a reduction of operating expenses.

Pension, Postretirement and Postemployment Benefits

CCI generally provides defined pension benefits to substantially all employees based on years of service and compensation during those years. CCI also provides certain health care and life insurance benefits to substantially all retirees and employees through certain CEI plans. Expense related to the CCI and CEI plans is allocated to the Central Ohio Cluster through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effects of the Central Ohio Cluster employees' participation in the plans.

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

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The unaudited combined financial statements as of and for the nine months ended September 30, 1997 and 1996, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for this period. Operating results for nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.


(3)    CASH MANAGEMENT SYSTEM

The Central Ohio Cluster participates in CEI's cash management system, whereby the bank sends daily notification of checks presented for payment. CEI transfers funds from other sources to cover the checks presented for payment.


(4)    PLANT AND EQUIPMENT

                                             ----------------- -----------------
                                             September 30,        December 31,
                                                 1997                 1996
                                              --------             ---------
                                                          (In Thousands)
Land                                           $    313             $    311
Buildings and building improvements                 990                1,033
Transmission and distribution plant              43,531               41,329
Miscellaneous equipment                           2,343                1,478
Construction in progress                            531                  825
                                               --------             --------
     Plant and equipment, at cost                47,708               44,976
Less accumulated depreciation                   (23,430)             (20,464)
                                               --------             --------
     Net plant and equipment                   $ 24,278             $ 24,512
                                               ========             ========


(5)    INTANGIBLE ASSETS

                                        ----------------------------------
                                        September 30,         December 31,
                                            1997                  1996
                                          ----------            ---------
                                                   (In Thousands)
Goodwill                                 $ 158,876             $ 158,876
Less accumulated amortization              (10,592)               (7,613)
                                         ---------             ---------
  Net intangible assets                  $ 148,284             $ 151,263
                                         =========             =========

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(6)    INCOME TAXES

Current and deferred income tax expenses (benefits) are as follows:

                                    ------------------------------------------
                                    Nine months ended          Year ended
                                    September 30, 1997      December 31, 1996
                                          -------                -------
                                                  (In Thousands)
Current:
  Federal                                 $ 2,906                $ 3,289
  State                                       520                    736
                                          -------                -------
     Total current                          3,426                  4,025
                                          -------                -------
Deferred:
  Federal                                  (1,119)                (1,385)
  State                                       (48)                  (464)
                                          -------                -------
     Total deferred                        (1,167)                (1,849)
                                          -------                -------
     Net income tax expense               $ 2,259                $ 2,176
                                          =======                =======


Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate (35%) to income (loss) before income taxes as a result of the following items:

                                                      -------------------------------------------
                                                         Nine months ended           Year ended
                                                        September 30, 1997       December 31, 1996
                                                              ------               ------
                                                                     (In Thousands)
Computed tax expense at federal statutory
       rates on income before income taxes                    $1,928               $1,860
State income taxes, net of federal tax benefit                   307                  177
Other, net                                                        24                  139
                                                              ------               ------
       Net income tax expense                                 $2,259               $2,176
                                                              ======               ======

Significant components of the net deferred tax liability consist of the following:

                                        ---------------------------------------
                                      Nine months ended           Year ended
                                       September 30, 1997     December 31, 1996
                                            --------              --------
                                                   (Thousands of Dollars)

Plant and equipment                         $ (5,618)             $ (5,787)
Franchise rights                             (57,569)              (58,638)
Other                                            893                   983
                                            --------              --------
     Net deferred tax liability             $(62,294)             $(63,442)
                                            ========              ========


(7)    RETIREMENT PLANS

Qualified Pension Plan

Effective January 1, 1996, CCI established the Cox Communications, Inc. Pension Plan (the "CCI Plan"), a qualified noncontributory defined benefit pension plan for substantially all of CCI's employees including the Central Ohio Cluster's employees. Plan assets consist primarily of common stock, investment-

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(7)    RETIREMENT PLANS (CONTINUED)

grade corporate bonds, cash and cash equivalents and U.S. government obligations. The CCI Plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with CCI and compensation rates near retirement. The funded status of the portion of the CCI Plan covering the employees of the Central Ohio Cluster is not determinable. The fair value of the CCI Plan assets was greater than the projected benefit obligation as of December 31, 1996.

Total pension expense attributable to the Central Ohio Cluster employees' participation in the CCI Plan was $33,000 for the nine month period ended September 30, 1997 and $158,000 for the year ended December 31, 1996.

The assumptions used in the actuarial computations at December 31, 1996 were:

Discount rate                                                   7.75%
Rate of increase in compensation levels                         5.50%
Expected long-term rate of return on plan assets                9.00%

Other Retirement Plans

CEI provides certain health care and life insurance benefits to substantially all retirees of CEI and its subsidiaries. Postretirement expense allocated to the Central Ohio Cluster by CEI was $13,000 for the nine month period ended September 30, 1997 and $15,000 for the year ended December 31, 1996. CEI has been contributing additional amounts to the Cox Pension Plan Trust to fund health care benefits pursuant to Section 401(h) of the Internal Revenue Code. CEI is funding benefits to the extent contributions are tax deductible. In general, retiree health benefits are paid as covered expenses are incurred. The funded status of the postretirement plan covering the employees of the Central Ohio Cluster is not determinable. The accumulated postretirement benefit obligation for the postretirement plan of CEI substantially exceeded the fair value of assets held in the Cox Pension Plan Trust at December 31, 1996.

In addition, substantially all of Central Ohio Cluster's employees are eligible to participate in the savings and investment plan of CEI. Under the terms of the plan, the Central Ohio Cluster matches 50% of employee contributions up to a maximum of 6% of the employee's base salary. The Central Ohio Cluster's expense under the plan was $57,000 for the nine-month period ended September 30, 1997 and $83,000 for the year ended December 31, 1996.


(8)    TRANSACTIONS WITH AFFILIATED COMPANIES

The Central Ohio Cluster borrows funds for working capital and other needs from CCI. Certain management services are provided to the Central Ohio Cluster by CCI and CEI. Such services include legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration and other support services. The Central Ohio Cluster was allocated expenses for the nine months ended September 30, 1997 and for the year ended December 31, 1996 of approximately of $604,000 and $1,320,000, respectively, related to these services. Allocated expenses are based on management's estimate of expenses related to the services provided to the Central Ohio Cluster in relation to those provided to other divisions of CCI and CEI. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Central Ohio Cluster contracted directly with third parties. Management has not made a

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(8)    TRANSACTIONS WITH AFFILIATED COMPANIES (CONTINUED)

study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by the Central Ohio Cluster various transactions, including those described above. At December 31, 1996 and September 30, 1997, outstanding amounts due to affiliates bear interest at fifty basis points above CCI's commercial paper borrowings. This rate as of September 30, 1997 and December 31, 1996 was 6.32% and 6.6%, respectively.

In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Central Ohio Cluster has estimated the fair value of its intercompany advances and notes payable. Given the short-term nature of these advances, the carrying amounts reported in the statements of net assets approximate fair value.


(9)    COMMITMENTS AND CONTINGENCIES

The Central Ohio Cluster leases office facilities and various items of equipment under noncancelable operating leases. Rental expense under operating leases amounted to $259,000 for the nine month period ended September 30, 1997 and $331,000 for the year ended December 31, 1996. Future minimum lease payments as of September 30, 1997 for all noncancelable operating leases are as follows:

                                   1997                       $   18
                                   1998                           40
                                   1999                           31
                                   2000                           31
                                   2001                           31
                                   2002                            7
                                                              ------
                                     Total                    $  158
                                                              ======

The FCC has adopted rate regulations required by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Beginning in September 1995, the FCC authorized a method of implementing rate adjustments which allows cable operators to increase rates for programming annually on the basis of proposed increases in external costs rather than on the basis of cost increases incurred in the preceding quarter. Local franchising authorities have the ability to obtain certification from the FCC to regulate rates charged by the Central Ohio Cluster for basic cable services and associated basic cable services equipment. In addition, the rates charged by the Central Ohio Cluster for cable programming services ("CPS") can be regulated by the FCC should any franchising authority of the Central Ohio Cluster file rate complaints with the FCC. To date, the local franchising authorities for the Central Ohio Cluster have not become certified by the FCC to regulate rates for basic cable service and associated basic cable services equipment and no complaints have been filed by customers with the FCC regarding rates charged for CPS. Though rates for basic and CPS are presently not regulated, management of the Central Ohio
Cluster believes the rates charged for basic and CPS comply in all material respects with the 1992 Cable Act and that should such rates become regulated in the future the impact on the financial position and results of operation of the Central Ohio Cluster would not be material.

                              CENTRAL OHIO CLUSTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Information as of and for the Nine Months
                     Ended September 30, 1997 is unaudited)


(9)    COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 1, 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act"), which was signed into law by the President on February 8, 1996. Among other provisions, the 1996 Act deregulates the CPS tier of large cable television operators on March 31, 1999 and upon enactment, the CPS rates of small cable television operators, where a small cable operator serves 50,000 or fewer subscribers, revises the procedures for filing a CPS complaint and adds a new effective competition test.

                          FINANCIAL STATEMENT SCHEDULES



FRONTIERVISION OPERATING PARTNERS, L.P.                                    PAGE

Independent Auditors' Report                                                S-2

Schedule II:  Valuation and Qualifying Accounts                             S-3

                          INDEPENDENT AUDITORS' REPORT

Under date of March 16, 1998, we reported on the consolidated balance sheets of FrontierVision Operating Partners, L.P. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and partners' capital for the years ended December 31, 1997 and 1996 and the period from inception (April 17, 1995 see Note 1) through December 31, 1995, as contained in this annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule on Page S-3. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP

Denver, Colorado
March 16, 1998

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                              Amounts in Thousands




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
                                                        --------------------------------------------------------

Allowance for uncollectible trade receivables:

Period from inception (April 17, 1995) through
    December 31, 1995                                   $   --              58              (18)              40


Year ended December 31, 1996                            $   40           1,072             (345)             767


Year ended December 31, 1997                            $  767           1,761           (1,888)             640























                 See accompanying independent auditors' report.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


                 FRONTIERVISION OPERATING PARTNERS, L.P.
                 By:      FrontierVision Holdings, L.P., its general partner,
                      By:     FrontierVision Partners, L.P., its general partner
                      By:     FVP GP, L.P., its general partner
                      By:     FrontierVision Inc., its general partner
                      By:     /s/  JAMES C. VAUGHN
                              --------------------
                              James C. Vaughn
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.


FRONTIERVISION OPERATING PARTNERS, L.P.
Signature                       Title                             Date

/s/  JAMES C. VAUGHN            President and Chief               March 27, 1998
------------------------        Executive Officer (Principal
James C. Vaughn                 Executive Officer)


/s/  JOHN S. KOO                Senior Vice President and Chief   March 27, 1998
------------------------        Financial Officer (Principal
John S. Koo                     Financial Officer)


/s/   ALBERT D. FOSBENNER       Vice President and Treasurer      March 27, 1998
-------------------------       (Principal Accounting Officer)
Albert D. Fosbenner



FRONTIERVISION CAPITAL CORP.

/s/  JAMES C. VAUGHN            President and Chief               March 27, 1998
-------------------------       Executive Officer, Director
James C. Vaughn                 (Principal Executive Officer)



/s/  JOHN S. KOO                Senior Vice President and Chief   March 27, 1998
----------------                Financial Officer, Director
John S. Koo                     (Principal Financial Officer)



/s/   ALBERT D. FOSBENNER       Vice President and Treasurer      March 27, 1998
-------------------------       (Principal Accounting Officer)
Albert D. Fosbenner