Form 10-Q
period 1998-03-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1998-05-15
CIK 1019504, 1020291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

                                 Yes [x]            No [ ]

         Number of shares of common stock of FrontierVision Capital Corporation outstanding as of May 14, 1998: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference:  None.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX


PART I.  Financial Information                                                                   PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating Partners,
                  L.P. and Subsidiaries....................................................................    3
                  Notes to Consolidated Financial Statements...............................................    7

                  Financial Statements of FrontierVision Capital Corporation...............................   14
                  Note to Financial Statements.............................................................   18

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................   19

PART II.          Other Information........................................................................   25


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                     --------------------------
                                                                     March 31,       December 31,
                                                                       1998              1997
                                                                     --------          --------
                                                                    (Unaudited)
                                    ASSETS
Cash and cash equivalents                                            $ 10,812          $  3,413
Accounts receivable, net of allowance for doubtful accounts
   of $558 and $640                                                     7,273             8,071
Prepaid expenses and other                                              3,428             2,785
Investment in cable television systems, net:
   Property and equipment                                             251,151           247,724
   Franchise costs and other intangible assets                        634,954           637,725
                                                                     --------          --------
      Total investment in cable television systems, net               886,105           885,449
                                                                     --------          --------
Deferred financing costs, net                                          17,478            17,990
Earnest money deposits                                                  2,000             2,000
                                                                     --------          --------
      Total assets                                                   $927,096          $919,708
                                                                     ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                     $  2,017          $  2,647
Accrued liabilities                                                    16,950            15,126
Subscriber prepayments and deposits                                     2,200             1,828
Accrued interest payable                                               10,964             5,064
Debt                                                                  647,000           632,000
                                                                     --------          --------
     Total liabilities                                                679,131           656,665
                                                                     --------          --------

Partners' capital:
   FrontierVision Holdings, L.P.                                      247,717           262,780
   FrontierVision Operating Partners, Inc.                                248               263
                                                                     --------          --------
      Total partners' capital                                         247,965           263,043
Commitments
                                                                     --------          --------
      Total liabilities and partners' capital                        $927,096          $919,708
                                                                     ========          ========











          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                                         --------------------------
                                                      For the Three       For the Three
                                                       Months Ended        Months Ended
                                                         March 31,           March 31,
                                                           1998                1997
                                                         --------           --------

Revenue                                                  $ 53,819           $ 31,555
Expenses:
    Operating expenses                                     27,693             16,783
    Corporate administrative expenses                       1,566              1,001
    Depreciation and amortization                          23,641             14,059
    Storm related costs                                       705               --
                                                         --------           --------
        Total expenses                                     53,605             31,843
                                                         --------           --------
Operating income/(loss)                                       214               (288)
Interest expense, net                                     (15,164)           (10,478)
Other expense                                                (128)               (52)
                                                         --------           --------
Net loss                                                 $(15,078)          $(10,818)
                                                         ========           ========

Net loss allocated to:
        FrontierVision Holdings, L.P.
            (General Partner)                            $(15,063)          $(10,807)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                                 (15)               (11)
                                                         --------           --------
                                                         $(15,078)          $(10,818)
                                                         ========           ========


















          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                             ------------------------------------------------
                                                              FrontierVision
                                          FrontierVision         Operating
                                           Holdings, L.P.      Partners, Inc.
                                         (General Partner)   (Limited Partner)        Total
                                             ---------           ---------           ---------

Balance, December 31, 1997                   $ 262,780           $     263           $ 263,043

      Net loss (Unaudited)                     (15,063)                (15)            (15,078)
                                             ---------           ---------           ---------
Balance, March 31, 1998 (Unaudited)          $ 247,717           $     248           $ 247,965
                                             =========           =========           =========



































          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                                      -----------------------------------
                                                                                      For the Three         For the Three
                                                                                      Months Ended          Months Ended
                                                                                        March 31,             March 31,
                                                                                          1998                 1997
                                                                                        --------             --------


Cash Flows From Operating Activities:
    Net loss                                                                           $ (15,078)           $ (10,818)
    Adjustments  to  reconcile  net loss to net cash  flows  from  operating activities:
        Depreciation and amortization                                                     23,641               14,059
        Net loss on disposal of assets                                                       128                   --
        Amortization of deferred debt issuance costs                                         535                  510
        Accretion of indebtedness                                                             --                  225
        Changes in operating assets and liabilities, net of
            effect of acquisitions:
            Accounts receivable                                                              641                  431
            Prepaid  expenses and other                                                     (452)                (375)
            Accounts  payable and accrued liabilities                                      1,058                 (996)
            Subscriber prepayments and deposits                                              424                  (63)
            Accrued interest payable                                                       5,900                5,431
                                                                                        --------             --------
                Total adjustments                                                         31,875               19,222
                                                                                        --------             --------
                Net cash flows from operating activities                                  16,797                8,404
                                                                                        --------             --------
Cash Flows From Investing Activities:
    Capital expenditures                                                                  (9,475)              (4,982)
    Pending Acquisition costs                                                                 42                   --
    Cash paid for franchise costs                                                             (2)                (826)
    Earnest money deposits                                                                    --               (1,030)
    Cash paid in acquisitions of cable television systems                                (14,940)             (13,981)
                                                                                        --------             --------
                Net cash flows from investing activities                                 (24,375)             (20,819)
                                                                                        --------             --------
Cash Flows From Financing Activities:
    Debt borrowings                                                                       15,000                   --
    Principal payments on capital lease obligations                                         --                    (70)
    Increase in deferred financing fees                                                     --                     (2)
    Offering costs related to Senior Subordinated Notes                                      (23)                 (94)
    Partner capital contributions                                                           --                 14,946
                                                                                        --------             --------
                         Net cash flows from financing activities                         14,977               14,780
                                                                                        --------             --------
Net Increase  in Cash and Cash Equivalents                                                 7,399                2,365
Cash and Cash Equivalents, beginning of period                                             3,413                3,639
                                                                                        --------             --------
Cash and Cash Equivalents, end of period                                                $ 10,812             $  6,004
                                                                                        ========             ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest:                                                             $  8,824             $  4,339
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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

ORGANIZATION AND CAPITALIZATION

FrontierVision Operating Partners, L.P. (the "Company" or "FVOP") is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. The Company owns and operates cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast. The Company was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its, at the time, sole general partner, FrontierVision Partners, L.P. ("FVP"), a Delaware limited partnership.

On September 19, 1997, FrontierVision Holdings, L.P. ("Holdings"), a Delaware limited partnership, and FrontierVision Holdings Capital Corporation ("Holdings Capital") co-issued $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Holdings, a newly-organized holding company, was formed to be the co-issuer of the Discount Notes and to be the new general partner of FVOP. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests in FVOP immediately prior to the issuance of the Discount Notes, and therefore, FVOP and FrontierVision Capital Corporation ("Capital") became wholly-owned consolidated subsidiaries of Holdings. In addition, FVOP Inc., previously a wholly-owned subsidiary of FVP, is now a wholly-owned subsidiary of Holdings.

Capital, a Delaware corporation, is a wholly-owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations.

REFERENCE TO ANNUAL REPORT

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that the accompanying financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), for additional disclosures, including a summary of the Company's accounting policies.

The following notes, insofar as they are applicable to the three months ended March 31, 1998, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

RECLASSIFICATIONS

Certain amounts have been reclassified for comparative purposes.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

STORM RELATED COSTS

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the three months ended March 31, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to repair damaged subscriber drops. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.


(2)    ACQUISITIONS AND ASSET EXCHANGES

ACQUISITIONS

The Company has completed several acquisitions during the periods presented. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property, plant and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon the Company's useful lives and amortization periods. The following table lists the acquisitions and the purchase price for each.

-------------------------------------------------------------------------------------------------------------------------
                 Predecessor Owner                   Primary Location of Systems     Date Acquired    Acquisition Cost (a)
-------------------------------------------------------------------------------------------------------------------------
Bluegrass Cable Partners, L.P.                                 Kentucky             March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V.  Systems, Inc.       Kentucky             March 31, 1997             $1,800
Milestone Communications of New York, L.P.                       Ohio               March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                             Ohio                May 30, 1997             $34,900
Phoenix Front Row Cablevision                                    Ohio                May 30, 1997              $6,900
PCI Incorporated                                               Michigan             August 29, 1997           $13,600
SRW, Inc.'s Blue Ridge Cable Systems, L.P.           Tennessee and North Carolina  September 3, 1997           $4,100
A-R Cable Services - ME, Inc. ("Cablevision")                   Maine              October 31, 1997           $78,800
Harold's Home Furnishings, Inc.                       Pennsylvania and Maryland    October 31, 1997            $1,600
TCI  Cablevision of Vermont, Inc. and Westmarc
   Development Joint Venture ("TCI-VT/NH")             Vermont and New Hampshire    December 2, 1997          $34,700
Cox Communications, Inc. ("Cox-Central Ohio")                    Ohio              December 19, 1997         $204,200*
TVC-Sumpter  Limited  Partnership and North Oakland
   Cablevision Partners Limited Partnership                    Michigan              March 6, 1998            $14,300*
---------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of March 31, 1998.
*     Subject to adjustment.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)    ACQUISITIONS AND ASSET EXCHANGES (continued)

The combined purchase price of certain of these acquisitions have been allocated to the acquired assets and liabilities as follows:

                                                 --------------------------------
                                                  Acquisitions        Acquisitions
                                                  for the Three       for the Three
                                                  Months Ended         Months Ended
                                               March 31, 1998 (a)   March 31, 1997 (a)
                                                   ------------      -------------
Property, plant and equipment                        $  3,550           $  5,760
Franchise costs and other intangible assets            11,440              9,132
                                                     --------           --------
  Subtotal                                             14,990             14,892
                                                     --------           --------
Net working capital deficit                               (50)              (411)
Less - Earnest money deposits applied                    --                 (500)
                                                     --------           --------
  Total cash paid for acquisitions                   $ 14,940           $ 13,981
                                                     ========           ========

(a) The combined purchase price includes purchase price adjustments for certain acquisitions consumed prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the date of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the Triax I, Cablevision, TCI-VT/NH and Cox-Central Ohio acquisitions (the "Acquisitions") had been consummated on January 1, 1997, are as follows:

                                                            -------------------------------------------
                                                                 Three Months Ended March 31, 1997
                                                            -------------------------------------------
                                                              Historical                      Pro Forma
                                                               Results       Acquisitions      Results
                                                              --------        --------        --------
Revenue                                                       $ 31,555        $ 16,853        $ 48,408
Operating, selling, general and administrative expenses        (17,784)         (9,022)        (26,806)
Depreciation and amortization                                  (14,059)         (6,885)        (20,944)
                                                              --------        --------        --------
Operating loss                                                    (288)            946             658
Interest and other expenses                                    (10,530)         (5,557)        (16,087)
                                                              --------        --------        --------
Net loss                                                      $(10,818)       $ (4,611)       $(15,429)
                                                              ========        ========        ========

The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the Acquisitions been consummated on the date indicated. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregated basis.

On December 12, 1997, the Company entered into an agreement with the shareholders of New England Cable Television of Massachusetts, Inc. ("NECMA") to acquire all of the outstanding stock of NECMA for a price of approximately $44,700. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. The Company had advanced $2,000 as an earnest money deposit related to this transaction as of March 31, 1998, and the stock purchase was completed on April 3, 1998.

On December 19, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Ohio, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $10,000. This acquisition was completed on April 1, 1998.

On January 16, 1998, the Company entered into an asset purchase agreement with Ohio Cablevision Network, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $38,000.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2)   ACQUISITIONS AND ASSET EXCHANGES (continued)

ASSET EXCHANGE

On December 12, 1997, the Company entered into an asset exchange agreement with Comcast Cablevision of the South to exchange certain cable television assets in the Southeast region. This asset exchange was consummated on March 12, 1998.


(3)    DEBT

The Company's debt was comprised of the following:

                                                                            -----------------------
                                                                            March 31,     December 31,
                                                                              1998           1997
                                                                            --------       --------
Bank Credit Facility (a) --
  Revolving Credit Facility                                                 $   --         $   --
  Term loans, due June 30, 2004, interest based on various
     floating rate options (8.01% and 8.33% weighted average at March
     31, 1998 and December 31, 1997, respectively), payable monthly          447,000        432,000
11% Senior Subordinated Notes due 2006 (b)                                   200,000        200,000
                                                                            --------       --------
Total debt                                                                  $647,000       $632,000
                                                                            ========       ========

(a)      Bank Credit Facility.

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

         The Amended Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by the Company. As of March 31, 1998, the Company was in compliance with the financial covenants of the Amended Credit Facility.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)       DEBT (continued)

         All partnership interests in the Company and all assets of the Company and its subsidiaries are pledged as collateral for the Amended Credit Facility.

         In order to convert certain of the interest payable at variable rates under the Amended Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and
         (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the three months ended March 31, 1998 and 1997, the Company had recognized an increase in interest expense of approximately $56 and $169, respectively, as a result of these interest rate swap agreements.

         On October 3, 1997, in order to convert certain of the future interest payable at various rates under future indebtedness, the Company entered into a forward interest rate swap agreement, commencing October 15, 1998, for a notional amount totaling 150,000, maturing on October 15, 2001. According to this agreement, the Company will pay or receive the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month libor applied to the same $150,000 notional amount every three months during the term of the interest rate swap agreement.

 (b)     Senior Subordinated Notes

         On October 7, 1996, the Company issued, pursuant to a public offering (the "Offering"), $200,000 aggregate principal amount of the Notes. Net proceeds from the Offering of $192,500, after costs of approximately $7,500, were available to the Company on October 7, 1996.

         In connection with the anticipated issuance of the Notes, the Company entered into deferred interest rate setting agreements to reduce the Company's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements amounting to $1,390 will be recognized as a component of interest expense over the term of the Notes.

         The Notes are unsecured subordinated obligations of the Company (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

         The Subordinated Notes Indenture has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of the Company.

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)       DEBT (continued)

The debt of the Company matures as follows:

                           Year ended December 31 --
                           1998                    $  1,478
                           1999                       8,891
                           2000                      19,805
                           2001                      27,685
                           2002                      35,565
                           Thereafter               553,576
                                                   --------
                                                   $647,000
                                                   ========


(4)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the three month periods ended March 31, 1998 and 1997 was $1,320 and $382, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to March 31, 1998 are as follows:

                            Year ended December 31 --
                            1998                    $  780
                            1999                       799
                            2000                       575
                            2001                       354
                            2002                       275
                            Thereafter                 309
                                                    ------
                                                    $3,092
                                                    ======

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

As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

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

The Company's agreements with franchise authorities require the payment of annual fees which approximate 3% of system franchise revenue, as defined in the franchise. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended period of up to fifteen years.

For a more detailed discussion of the federal, state and local regulations affecting the Company, see "Legislation and Regulation" in the 1997 10-K.

The Company and its affiliates have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                      --------------------
                                                                   March 31,       December 31,
                                                                     1998             1997
                                                                      -----           -----
                                                                   (Unaudited)
                                    ASSETS


Cash                                                                  $ 101           $ 143
                                                                      -----           -----
            Total assets                                              $ 101           $ 143
                                                                      =====           =====


                        LIABILITIES AND OWNER'S EQUITY

Payable to FrontierVision Operating Partners, L.P.                    $ 100           $ 100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                1
                                                                                          1
      Additional paid-in capital                                         99              99
      Retained deficit                                                  (99)            (57)
                                                                      -----           -----
          Total owner's equity                                            1              43
                                                                      -----           -----

          Total liabilities and owner's equity                        $ 101           $ 143
                                                                      =====           =====



















               See accompanying note to the financial statements.

                                        FRONTIERVISION CAPITAL CORPORATION
                                             STATEMENTS OF OPERATIONS



                                             -------------------
                                         For the Three    For the Three
                                          Months Ended    Months Ended
                                           March 31,         March 31,
                                             1998             1997
                                             ----             ----
                                         (Unaudited)      (Unaudited)

Revenue                                      $--            $--

General and administrative expenses            42             11
                                             ----           ----

   Net loss                                  $(42)          $(11)
                                             ====           ====





























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                             ------------------------------------------------
                                            Common      Additional     Retained    Total owner's
                                             stock     paid-in capital  deficit       equity
                                             ----          ----          ----           ----
Balance, December 31, 1997                   $  1          $ 99          $(57)          $ 43
       Net loss (Unaudited)                   --            --            (42)           (42)
                                             ----          ----          ----           ----
Balance, March 31, 1998 (Unaudited)          $  1          $ 99          $(99)          $  1
                                             ====          ====          ====           ====








































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                           ---------------------
                                                        For the Three   For the Three
                                                         Months Ended    Months Ended
                                                          March 31,       March 31,
                                                           1998            1997
                                                           -----           -----
                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities:
      Net loss                                             $ (42)          $ (11)
      Decrease in receivable from affiliate                 --              --
                                                           -----           -----
      Net cash flows used in operating activities            (42)            (11)
                                                           -----           -----
Cash flows from investing activities                        --              --
                                                           -----           -----
Cash flows from financing activities:
      Advance from FVOP                                     --              --
                                                           -----           -----
      Net cash flows from financing activities              --              --
                                                           -----           -----
Net increase in cash and cash equivalents                    (42)            (11)
Cash and cash equivalents, beginning of period               143             188
                                                           -----           -----
Cash and cash equivalents, end of period                   $ 101           $ 177
                                                           =====           =====





























                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                  NOTE TO THE FINANCIAL STATEMENTS (Unaudited)


FrontierVision Capital Corporation, a Delaware corporation, is a wholly owned subsidiary of FrontierVision Operating Partners, L.P. ("FVOP"), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200 million aggregate principal amount of the 11% Senior Subordinated Notes due 2006.

PART I. FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Post-Effective Amendment No. 2 to Form S-1 filed April 6, 1998 (File no. 333-9535).

INTRODUCTION AND RECENT DEVELOPMENTS

The Company's objective is to increase its subscriber base and operating cash flow through selective acquisitions of cable television systems that can be integrated with the Existing Systems and to enhance enterprise value through operating improvements and revenue growth. The Company continues the process of acquiring and integrating cable systems with its current systems and continues to invest significant capital for technical enhancement.

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:

                                                            ------------------------------------------------------------
                                                                                     Purchase       Basic     Purchase
                                                                                     Price(1)    Subscribers Price Per
Predecessor Owner                                                 Date Acquired    (in millions) Acquired(2) Subscriber
-----------------                                           ------------------------------------------------------------
United Video Cablevision, Inc. (the  "UVC Systems ").......    November 9, 1995        $  120.8      87,400    $1,382
Longfellow Cable Company, Inc. (the  "Longfellow Systems ")   November 21, 1995             6.1       5,100     1,196
C4  Media  Cable  Southeast,  Limited  Partnership  (the "C4
Systems").................................................     February 1, 1996            47.6      40,400     1,178
Americable   International  Maine,  Inc.  (the   "Americable     March 29, 1996             4.8       3,350     1,433
Systems ").................................................
Cox Communications (the  "Cox Systems ")...................       April 9, 1996           136.0      77,200     1,762
Phoenix  Grassroots  Cable  Systems,  LLC (the   "Grassroots
Systems").................................................      August 29, 1996             9.3       7,400     1,257
Triax Southeast Associates, L.P. (the  "Triax Systems ")...     October 7, 1996            84.7      53,200     1,592
American Cable Entertainment of Kentucky-Indiana,  Inc. (the
 "ACE Systems")..........................................       October 9, 1996           146.0      83,250     1,754
SRW,  Inc.'s  Penn/Ohio  Cablevision,  L.P.  (the "Penn/Ohio
Systems ").................................................    October 31, 1996             3.8       3,225     1,178
SRW,  Inc.'s  Deep Creek Cable TV,  L.P.  (the  "Deep  Creek
System")..................................................    December 23, 1996             3.0       2,175     1,379
Bluegrass Cable Partners, L.P. (the  "Bluegrass Systems ").      March 20, 1997             9.9       7,225     1,370
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc. (the  "Clear/B&G Systems ")........................      March 31, 1997             1.7       1,450     1,172
Milestone  Communications of New York, L.P. (the  "Milestone
   Systems")..............................................       March 31, 1997             2.8       2,125     1,318
Triax Associates I, L.P. (the  "Triax I Systems ").........        May 30, 1997            34.5      20,700     1,667
Phoenix Front Row Cablevision (the  "Front Row Systems ")..        May 30, 1997             6.8       5,250     1,295
PCI Incorporated (the "Bedford System")....................     August 29, 1997            13.5       7,750     1,742
SRW, Inc.'s Blue Ridge Cable Systems,  L.P. (the "Blue Ridge
Systems")..................................................   September 3, 1997             4.1       4,550       901
Harold's Home Furnishings, Inc. (the "Harold's System")....    October 31, 1997             1.5       1,480     1,014
A-R Cable Services - ME, Inc. (the "Cablevision Systems")..    October 31, 1997            78.2      54,300     1,440
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture (the "TCI-VT/NH Systems")................    December 2, 1997            34.5      22,100     1,561
Cox Communications, Inc. (the "Cox-Central Ohio Systems")..   December 19, 1997           203.0      84,400     2,405
TVC-Sumpter Linked Partnership and North Oakland
    Cablevision Partners Limited Partnership (the
    "Televista Systems")...................................       March 6, 1998            14.2       8,100     1,753
                                                                                       --------     -------    ------
Total......................................................                            $  966.8     582,130    $1,661
                                                                                       ========     =======    ======
--------------------

--------------------
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs. (2) Includes 10,600 subscribers to systems that were sold by the Company in 1996.

As of March 31, 1998, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 830,000 homes and served approximately 570,500 basic subscribers. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995.

On March 6, 1998, the Company consummated the acquisition of systems serving, in the aggregate, approximately 8,100 basic subscribers in southeastern Michigan from TVC-Sumpter Limited Partnership and North Oakland Cablevision Partners Limited Partnership for an aggregate purchase price of $14.2 million. On March 12, 1998 the Company completed an exchange of cable television systems with Comcast Cablevision of the South whereby the Company received cable television systems in Tennessee (the "Comcast Systems") serving approximately 5,500 subscribers in exchange for certain of its cable television systems in Tennessee and Virginia serving approximately 4,400 subscribers.

On April 1, 1998, the Company completed the acquisition of certain cable television system assets in Ohio from TCI Cablevision of Ohio, Inc. for the cash purchase price of $10.0 million. On April 3, 1998, the Company consummated the stock purchase of all of the outstanding shares of New England Cable Television of Massachusetts, Inc. ("NECMA") for an aggregate purchase price of approximately $44.7 million. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. As of May 14, 1998, the Company had entered an additional asset purchase agreement to acquire certain cable television systems, located in Ohio, for aggregate consideration of approximately $38.0 million. This transaction is expected to close by the third quarter of 1998 and is subject to customary closing conditions, and,certain regulatory approvals that are not completely within the Company's control.

See Note 2 to the financial statements for a more detailed description of the Company's acquisitions and asset exchanges.

RESULTS OF OPERATIONS

Following is a discussion of the Company's results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The three month period ended March 31, 1998, is the only period in which the Company operated all of the Existing Systems, although certain systems (the Televista Systems and the Comcast Systems) were purchased or received in an exchange during the period and are reflected only for that portion of the period that such systems were owned by the Company.

The following table illustrates the Company's operating activities on a comparative basis:


                  Three Months Ended March 31, 1998 Compared to
                  Three Months Ended March 31, 1997 (Unaudited)

                                         ---------------------------------------------------------------------
                                                  Three Months Ended                   Three Months Ended
                                                  March 31, 1998 (a)                    March 31, 1997 (a)
                                         -----------------------------            ----------------------------
                                                                  % of                                     % of
                                            Amount             Revenue               Amount             Revenue
In thousands
Revenue .......................          $  53,819               100.0 %          $  31,555               100.0 %
Expenses
    Operating expenses ........             27,693                51.5               16,783                53.2
    Corporate expenses ........              1,566                 2.9                1,001                 3.2
    Depreciation and amortizati             23,641                43.9               14,059                44.5
    Storm related costs (b) ...                705                 1.3                   --                  --
                                         ---------           ---------            ---------           ---------
           Total expenses .....             53,605                99.6               31,843               100.9
                                         ---------           ---------            ---------           ---------
Operating income/(loss) .......                214                 0.4                 (288)               (0.9)
Interest expense, net .........            (15,164)              (28.2)             (10,478)              (33.2)
Other expense .................               (128)               (0.2)                 (52)               (0.2)
                                         ---------           ---------            ---------           ---------
Net loss ......................          $ (15,078)              (28.0)%          $ (10,818)              (34.3)%
                                         =========           =========            =========           =========

EBITDA (c) ....................          $  23,855                44.3 %          $  13,771                43.6 %
                                         =========           =========            =========           =========
Basic subscribers .............            570,500                                  362,350
Premium units .................            269,200                                  149,500

------------
(a) All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.
(b) For the three months ended March 31, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due to mid January ice storms experienced by certain of the communities served by the Company in Maine. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.
(c) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's senior bank indebtedness (the "Amended Credit Facility") and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

Revenue increased 70.6%, or approximately $22.3 million, to approximately $53.8 million for the three months ended March 31, 1998 from approximately $31.5 million for the three months ended March 31, 1997. Operating expenses (including storm related costs) and corporate expenses increased approximately 69.2% and 56.4%, respectively, for the three months ended March 31, 1998 from the three months ended March 31, 1997. Decreases in the relative percentage of Operating expenses to revenue was primarily attributable to the cost efficiencies achieved through the integration of cable systems and increased revenue per subscriber per month. The decrease in the relative percentage of Corporate expenses to revenue is attributable to scale economies in the management of a larger subscriber base.

Significant growth in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems in a series of nine separate transactions. As its operations base has developed, the Company has increased its focus on integration of business operations to achieve efficiencies, significant investment in technical plant and promotion of new and existing services to enhance revenues. The impact of certain of these efforts resulted in an increase in EBITDA margin, which when adjusted to exclude the storm related costs, improved from 43.6% for the three months ended March 31, 1997 to 45.6% for the three months ended March 31, 1998. On a same system basis, as if the Existing Systems had been owned by the Company since January 1, 1997, revenue increased approximately 5.8% and EBITDA increased approximately 8.0% form the three months ended March 31, 1997 to the three months ended March 31, 1998.

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the three months ended March 31, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due these storms. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

Basic subscribers increased approximately 57.4% from 362,350 at March 31, 1997 to 570,500 as of March 31, 1998, while pay units increased approximately 80.0% from 149,500 to 269,200 over the twelve month period. On an annualized basis, the Existing Systems generated basic subscriber growth of approximately 2.0% during the first quarter of 1998, representing the initial effects of larger scale marketing initiatives, including launches of new and repackaged programming services, sales audit remarketing, and direct marketing through flyer campaigns, newspaper inserts and telemarketing programs.

Depreciation and amortization increased 68.2% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $15.2 million from $10.5 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness. Other expenses for the three months ended March 31, 1998 include the retirement of $128,000 of plant assets in connection with completed upgrade and rebuild projects.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, maintenance and expansion of cable plant and distribution equipment. In addition, the Company has pursued, and intends to pursue in the future, selective acquisitions. Since its founding in 1995, the Company's cash from equity investments, bank borrowings and other debt issued by FVOP has been sufficient to finance the Company's acquisitions and, together with cash generated from operating activities, also has been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company intends to continue to finance such debt service, working capital and capital expenditure requirements in the future through a combination of cash from operations, indebtedness and equity capital sources, and the Company believes that it will continue to generate cash and be able to obtain financing sufficient to meet such requirements. The ability of the Company to meet its debt service and other obligations will depend upon the future performance of the Company which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond the Company's control.

AMENDED CREDIT FACILITY

Drawings on the Amended Credit Facility, along with cash flow generated from operations, have been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Amended Credit Facility from EBITDA of approximately $23.9 million generated by the Company for the three months ended March 31, 1998.

On December 19, 1997 the Company amended its existing senior bank indebtedness and entered into an $800.0 million Amended Credit Facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The Amended Credit Facility includes a $300.0 million, 7.75-year reducing revolving credit facility (the "Revolving Credit Facility"), a $250.0 million, 7.75-year term loan (the "Facility A Term Loan") and a $250.0 million, 8.25-year term loan (the "Facility B Term Loan"). At March 31, 1998, the Company had no amounts outstanding under the Revolving Credit Facility, $197.0 million outstanding under the Facility A Term Loan and $250.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at March 31, 1998 on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 7.94% and 8.07%, respectively. The Company has entered into interest rate swap agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the three months ended March 31, 1998, the Company had recognized an increase to interest expense of approximately $56,000 as a result of these interest rate swap agreements.

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

SENIOR SUBORDINATED NOTES

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

SENIOR DISCOUNT NOTES

Holdings and FrontierVision Holdings Capital Corporation ("Holdings Capital") were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FrontierVision Partners, L.P. ("FVP"), FVOP's sole general partner, contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 and therefore, at that time, FVOP and Capital became wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the proceeds of the Discount Notes to FVOP as a capital contribution.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the three months ended March 31, 1998 were $16.8 million compared to $8.4 million for the three months ended March 31, 1997. The increase was primarily a result of cable television system operations acquired during the twelve months ended March 31, 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the three months ended March 31, 1998 were approximately $9.5 million compared to approximately $5.0 million for the three months ended March 31, 1997. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. The Company invested approximately $14.9 million in acquisitions during the three months ended March 31, 1998 compared with approximately $14.0 million for the same period in 1997.

The Company expects to spend a total of approximately $73.0 million over the next two years for capital expenditures with respect to the Existing Systems. These expenditures will primarily be used for (i) installation of fiber optic cable and microwave links which will allow for the consolidation of headends,
(ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity.

CASH FLOWS FROM FINANCING ACTIVITIES

Acquisitions during the three months ended March 31, 1998 were financed with borrowings under the Company's senior bank indebtedness. Acquisitions during the three months ended March 31, 1997 were financed with equity contributions from the Company's partners and borrowings under the company's senior bank indebtedness.

During the three months ended March 31, 1997, the Company received approximately $14.9 million of equity contributions from its partners.

From inception through March 31, 1998, FVP received a total of $199.4 million of equity contributions from its partners, all of which has been invested in Holdings and down streamed to the Company.

YEAR 2000

The Company is in the process of a comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of cable television service to customers. Furthermore, the Company is in the process of initiating a program of communications with its significant suppliers and service providers to determine the readiness of third parties and the impact on the Company if those third parties fail to remediate their own year 2000 issues.

The Company's assessment of the impact of the year 2000 date change should be complete by the end of fiscal year 1998. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the results of operations. There can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on the Company.

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Amended and Restated  Agreement of Limited  Partnership of FVOP.
                (3)
        3.2     Certificate of Limited Partnership of FVOP. (1)
        3.9 Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        27.3 Financial Data Schedule as of and for the three month period ended March 31, 1998.
       ---------------

       Footnote References
       (1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1, File No. 333-9535.
       (2) Incorporated by reference to the exhibits of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, File No. 333-9535.
       (3) Incorporated by reference to the exhibits to Holdings and Holdings Capital's Registration Statement on Form S-4, Registration No. 333-36519.

    (b)  Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                      FRONTIERVISION OPERATING PARTNERS, L.P.

                       By:   FrontierVision Holdings, L.P., its general partner,
                             By:      FrontierVision Partners, L.P.,
                                      its general partner,
                             By:      FVP GP, L.P., its general partner
                             By:      FrontierVision Inc., its general partner
                             By:      /s/  ALBERT D. FOSBENNER
                                      ---------------------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer



Date:  May 14, 1998     By:           /s/ ALBERT D. FOSBENNER
                                      -----------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer



                             By:      /s/ ALBERT D. FOSBENNER
                                      -----------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)



                             FRONTIERVISION CAPITAL CORPORATION


Date:  May 14, 1998          By:      /s/ ALBERT D. FOSBENNER
                                      -----------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer



                             By:      /s/ ALBERT D. FOSBENNER
                                      -----------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)