Form 10-Q
period 1998-06-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1998-08-13
CIK 1019504, 1020291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

                                 Yes [x]            No [ ]

       Number of shares of common stock of FrontierVision Capital Corporation outstanding as of August 13, 1998: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference:  None.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


PART I.  Financial Information                                                                               PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating Partners,
                  L.P. and Subsidiaries....................................................................    3
                  Notes to Consolidated Financial Statements...............................................    7

                  Financial Statements of FrontierVision Capital Corporation...............................   15
                  Note to Financial Statements.............................................................   19

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................   20

PART II.          Other Information........................................................................   27


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                            ---------------------------------------
                                                                                June 30,           December 31,
                                                                                  1998                 1997
                                                                            ------------------   ------------------
                                                                               (Unaudited)
                                    ASSETS

   Cash and cash equivalents                                                  $    10,762           $     3,413
   Accounts receivable, net of allowance for doubtful accounts
      of $328 and $640                                                              8,145                 8,071
   Prepaid expenses and other                                                       3,114                 2,785
   Investment in cable television systems, net:
      Property and equipment                                                      272,179               247,724
      Franchise costs and other intangible assets                                 670,659               637,725
                                                                              -----------           -----------
         Total investment in cable television systems, net                        942,838               885,449
                                                                              -----------           -----------
   Deferred financing costs, net                                                   17,064                17,990
   Earnest money deposits                                                           9,500                 2,000
                                                                              -----------           -----------
         Total assets                                                         $   991,423           $   919,708
                                                                              ===========           ===========

                      LIABILITIES AND PARTNERS' CAPITAL
   Accounts payable                                                           $     6,969           $     2,647
   Accrued liabilities                                                             20,041                15,126
   Subscriber prepayments and deposits                                              2,594                 1,828
   Accrued interest payable                                                         5,398                 5,064
   Deferred income taxes                                                           14,783                     -
   Debt                                                                           710,000               632,000
                                                                              -----------           -----------
        Total liabilities                                                         759,785               656,665
                                                                              -----------           -----------

   Partners' capital:
      FrontierVision Holdings, L.P.                                               231,406               262,780
      FrontierVision Operating Partners, Inc.                                         232                   263
                                                                              -----------           -----------
         Total partners' capital                                                  231,638               263,043
   Commitments
                                                                              -----------           -----------
         Total liabilities and partners' capital                              $   991,423           $   919,708
                                                                              ===========           ===========








          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands



                                         -------------------------------------------------------------------------------
                                            For the Three        For the Three          For the Six          For the Six
                                             Months Ended         Months Ended         Months Ended         Months Ended
                                                 June 30,             June 30,             June 30,             June 30,
                                                     1998                 1997                 1998                 1997
                                                ---------            ---------            ---------            ---------


Revenue                                         $  59,776            $  34,081            $ 113,595            $  65,636
Expenses:
    Operating expenses                             30,396               17,679               58,089               34,462
    Corporate administrative expenses               1,945                1,048                3,511                2,049
    Depreciation and amortization                  25,230               15,132               48,871               29,191
    Storm related costs                                --                   --                  705                 --
                                                ---------            ---------            ---------            ---------
        Total expenses                             57,571               33,859              111,176               65,702
                                                ---------            ---------            ---------            ---------
Operating income/(loss)                             2,205                  222                2,419                  (66)
Interest expense, net                             (16,620)             (10,824)             (31,784)             (21,302)
Other expense                                      (1,912)                   5               (2,040)                 (47)
                                                ---------            ---------            ---------            ---------
Net loss                                        $ (16,327)           $ (10,597)           $ (31,405)           $ (21,415)
                                                =========            =========            =========            =========


Net loss allocated to:
        FrontierVision Holdings, L.P.
            (General Partner)                   $ (16,311)           $ (10,587)           $ (31,374)           $ (21,394)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                         (16)                 (10)                 (31)                 (21)
                                                ---------            ---------            ---------            ---------

                                                $ (16,327)           $ (10,597)           $ (31,405)           $ (21,415)
                                                =========            =========            =========            =========





















          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                      ----------------------------------------------------------
                                                                             FrontierVision
                                                        FrontierVision          Operating
                                                        Holdings, L.P.       Partners, Inc.
                                                      (General Partner)     (Limited Partner)        Total
                                                     -------------------  -------------------- ----------------

Balance, December 31, 1997                               $    262,780          $       263         $  263,043
      Net loss (Unaudited)                                    (31,374)                 (31)           (31,405)
                                                         ------------          -----------         ----------
Balance, June 30, 1998 (Unaudited)                       $    231,406          $       232         $  231,638
                                                         ============          ===========         ==========



































          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                          ---------------------------------------
                                                                            For the Six           For the Six
                                                                            Months Ended         Months Ended
                                                                              June 30,             June 30,
                                                                                1998                 1997
                                                                          -----------------    ------------------

    Cash Flows From Operating Activities:
    Net loss                                                                    $ (31,405)          $ (21,415)
    Adjustment  to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                              48,871              29,191
        Net loss on disposal of assets                                              2,038                --
        Amortization of deferred debt issuance costs                                1,045               1,020
        Accretion of indebtedness                                                    --                   472
        Changes in operating assets and liabilities, net of
            effect of acquisitions:
            Accounts receivable                                                       (78)               (462)
            Prepaid expenses and other                                                (56)               (352)
            Accounts  payable and accrued liabilities                               8,864               1,310
            Subscriber prepayments and deposits                                     1,393                 (66)
            Accrued interest payable                                                  334                (598)
                                                                                ---------           ---------
                Total adjustments                                                  62,411              30,515
                                                                                ---------           ---------
                Net cash flows from operating activities                           31,006               9,100
                                                                                ---------           ---------
Cash Flows From Investing Activities:
    Capital expenditures                                                          (23,274)             (9,881)
    Pending Acquisition costs                                                          (2)               (132)
    Cash paid for franchise costs                                                      (4)               (437)
    Earnest money deposits                                                         (9,500)             (8,259)
    Cash paid in acquisitions of cable television systems                         (68,758)            (55,494)
                                                                                ---------           ---------
                Net cash flows from investing activities                         (101,538)            (74,203)
                                                                                ---------           ---------
Cash Flows From Financing Activities:
    Debt borrowings                                                                78,000              41,500
    Debt payments                                                                    --               (11,000)
    Principal payments on capital lease obligations                                  --                   (70)
    Increase in deferred financing fees                                              (118)                (14)
    Offering costs related to Senior Subordinated Notes                                (1)               (129)
    Partner capital contributions                                                    --                37,676
                                                                                ---------           ---------
                         Net cash flows from financing activities                  77,881              67,963
                                                                                ---------           ---------
Net Increase  in Cash and Cash Equivalents                                          7,349               2,860
Cash and Cash Equivalents, beginning of period                                      3,413               3,639
                                                                                ---------           ---------
Cash and Cash Equivalents, end of period                                        $  10,762           $   6,499
                                                                                =========           =========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest:                                                     $  30,610           $  20,448
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

The following notes, insofar as they are applicable to the six months ended June 30, 1998, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)  STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

period that includes the enactment date. The Company's deferred tax liability at June 30, 1998 is primarily the result of temporary differences on property and equipment and intangible assets arising from the acquisition of the stock of New England Cablevision of Massachusetts, Inc.

Reclassifications

Certain amounts have been reclassified for comparative purposes.

Storm Related Costs

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the six months ended June 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to repair damaged subscriber drops. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

New Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.


(2)    ACQUISITIONS

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2)      ACQUISITIONS (continued)

------------------------------------------------------------------------------------------------------------------------------------
                 Predecessor Owner                                 Primary Location of Systems     Date Acquired         Acquisition
                                                                                                                             Cost(a)
------------------------------------------------------------------------------------------------------------------------------------

Bluegrass Cable Partners, L.P.                                          Kentucky                   March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V.  Systems, Inc.                Kentucky                   March 31, 1997             $1,800
Milestone Communications of New York, L.P.                                Ohio                     March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                                      Ohio                      May 30, 1997             $34,900
Phoenix Front Row Cablevision                                             Ohio                      May 30, 1997              $6,900
PCI Incorporated                                                        Michigan                   August 29, 1997           $13,600
SRW, Inc.'s Blue Ridge Cable Systems, L.P.                    Tennessee and North Carolina        September 3, 1997           $4,100
A-R Cable Services - ME, Inc. ("Cablevision")                            Maine                    October 31, 1997           $78,900
Harold's Home Furnishings, Inc.                                Pennsylvania and Maryland          October 31, 1997            $1,600
TCI  Cablevision  of  Vermont,  Inc.  and  Westmarc Development
        Joint Venture ("TCI-VT/NH")                            Vermont and New Hampshire          December 2, 1997           $34,700
Cox Communications, Inc. ("Cox-Central Ohio")                             Ohio                    December 19, 1997         $204,200
TVC-Sumpter  Limited  Partnership and North Oakland Cablevision
        Partners Limited Partnership                                    Michigan                    March 6, 1998           $14,400*
TCI Cablevision of Ohio, Inc.                                            Ohio                      April 1, 1998             $9,800*
New  England  Cablevision  of  Massachusetts,  Inc.("NECMA")         Massachusetts                  April 3, 1998           $44,900*
---------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of June 30, 1998.
*     Subject to adjustment.

The combined purchase price of certain of these acquisitions have been allocated to the acquired assets and liabilities as follows:

                                                                       ---------------------------------------------
                                                                          Acquisitions            Acquisitions
                                                                           for the Six            for the Six
                                                                          Months Ended            Months Ended
                                                                        June 30, 1998 (a)      June 30, 1997 (a)
                                                                       --------------------  -----------------------
Property, plant and equipment                                             $    22,922              $    17,980
Franchise costs and other intangible assets                                    62,096                   38,928
                                                                          -----------              -----------
  Subtotal                                                                     85,018                   56,908
                                                                          -----------              -----------
Net working capital (deficit)                                                     523                     (914)
Deferred income taxes                                                         (14,783)                       -
Less - Earnest money deposits applied                                          (2,000)                    (500)
                                                                          -----------              -----------
  Total cash paid for acquisitions                                        $    68,758              $    55,494
                                                                          ===========              ===========
------------

(a) The combined purchase price includes purchase price adjustments for certain acquisitions consumed prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the date of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the Triax I, Cablevision, TCI-VT/NH, Cox-Central Ohio and NECMA acquisitions (the "Acquisitions") had been consummated on January 1, 1997, are as follows:

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2)      ACQUISITIONS (continued)

                                                      -----------------------------------------------------
                                                                 Six Months Ended June 30, 1998
                                                      -----------------------------------------------------
                                                         Historical                          Pro Forma
                                                           Results        Acquisitions        Results
                                                         ----------        -----------     -----------
Revenue                                                  $  113,595        $     2,639     $   116,234
Operating, selling, general and administrative expenses     (62,305)            (1,966)        (64,271)
Depreciation and amortization                               (48,871)            (2,020)        (50,891)
                                                         ----------        -----------     -----------
Operating income (loss)                                       2,419             (1,347)          1,072
Interest and other expenses                                 (33,824)            (1,304)        (35,128)
                                                         ----------        -----------     -----------
Net loss                                                 $  (31,405)       $    (2,651)    $   (34,056)
                                                         ==========        ===========     ===========

                                                      -----------------------------------------------------
                                                                 Six Months Ended June 30, 1997
                                                      -----------------------------------------------------
                                                          Historical                         Pro Forma
                                                           Results        Acquisitions        Results
                                                         ----------       ------------     -----------
Revenue                                                  $   65,636       $    38,500      $  104,136
Operating, selling, general and administrative expenses     (36,511)          (20,778)        (57,289)
Depreciation and amortization                               (29,191)          (13,521)        (42,712)
                                                         ----------       -----------      ----------
Operating income (loss)                                         (66)            4,201           4,135
Interest and other expenses                                 (21,349)          (15,038)        (36,387)
                                                         ----------       -----------      ----------
Net loss                                                 $  (21,415)      $   (10,837)     $  (32,252)
                                                         ==========       ===========      ==========


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

On December 12, 1997, the Company entered into an agreement with the shareholders of New England Cable Television of Massachusetts, Inc. ("NECMA") to acquire all of the outstanding stock of NECMA for a price of approximately $44,700. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. The Company had advanced $2,000 as an earnest money deposit related to this transaction as of December 31, 1997, and the stock purchase was completed on April 3, 1998.

On January 16, 1998, the Company entered into an asset purchase agreement with Ohio Cablevision Network, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $38,000. This transaction was consummated on July 31, 1998.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(3)      DEBT

The Company's debt was comprised of the following:

                                                                                  ----------------------------------
                                                                                     June 30,        December 31,
                                                                                       1998              1997
                                                                                  ----------------  ----------------
          Bank Credit Facility (a) --
            Revolving Credit Facility, due September 30, 2005, interest based       $     10,000        $         -
               on various floating rate options (7.91% average at June 30, 1998)
               payable monthly
            Term loans,  due June 30, 2004,  interest based on various  floating rate options (7.91% and 8.04% weighted average at June
               30, 1998 and December 31, 1997, respectively), payable monthly            500,000            432,000
          11% Senior Subordinated Notes due 2006 (b)                                     200,000            200,000
                                                                                    ------------        -----------
          Total debt                                                                $    710,000        $   632,000
                                                                                    =============       ===========

(a)      Bank Credit Facility.

         On December 19, 1997, the Company entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Facility") increasing the available senior debt by $535.0 million, for a total availability of $800.0 million. The amount available under the Amended Credit Facility includes two term loans of $250.0 million each ("Facility A Term Loan" and "Facility B Term Loan") and a $300.0 million revolving credit facility ("Revolving Credit Facility"). The Facility A Term Loan and the Revolving Credit Facility both mature on September 30, 2005. The entire outstanding principal amount of the Revolving Credit Facility is due on September 30, 2005, with escalating principal payments due quarterly beginning December 31, 1998 under the Facility A Term Loan. The Facility B Term Loan matures June 30, 2006 with 95% of the principal being repaid in the last two quarters of the term of the facility.

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

         The Amended Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by the Company. As of June 30, 1998, the Company was in compliance with the financial covenants of the Amended Credit Facility.

         All partnership interests in the Company and all assets of the Company and its subsidiaries are pledged as collateral for the Amended Credit Facility.

         In order to convert certain of the interest payable at variable rates under the Amended Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $170,000, and maturing between November 15, 1999 and October 7, 2000. According to these

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)      DEBT (continued)

         agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and (2) various available floating rate options applied to the same $170,000 notional amount every six months during the term of the interest rate swap agreement. For the six months ended June 30, 1998 and 1997, the Company had recognized an increase in interest expense of approximately $121 and $232, respectively, as a result of these interest rate swap agreements.

         On October 3, 1997, in order to convert certain of the future interest payable at various rates under future indebtedness, the Company entered into a forward interest rate swap agreement, commencing October 15, 1998, for a notional amount totaling 150,000, maturing on October 15, 2001. According to this agreement, the Company will pay or receive the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month libor applied to the same $150,000 notional amount every six months during the term of the interest rate swap agreement.

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

         The Notes are unsecured subordinated obligations of the Company (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997. FrontierVision Cable New England, Inc. is a subsidiary guarantor of the Notes.

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

The debt of the Company matures as follows:

                Year ended December 31 --
                1998                                                            $      1,875
                1999                                                                  11,144
                2000                                                                  24,575
                2001                                                                  34,575
                2002                                                                  44,575
                Thereafter                                                           593,256
                                                                                ------------
                                                                                $    710,000
                                                                                ============


            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(4)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the six month periods ended June 30, 1998 and 1997 was $2,736 and $1,907, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to June 30, 1998 are as follows:


                            Year ended December 31 --
                            1998                                         $      750
                            1999                                              1,151
                            2000                                                871
                            2001                                                598
                            2002                                                447
                            Thereafter                                          419
                                                                         ----------
                                                                         $    4,236
                                                                         ==========

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


(5)      SUBSEQUENT EVENTS

On June 24, 1998, the Company entered into an agreement with State Cable TV Corp ("State") to acquire all of State's cable television system assets in Maine and New Hampshire, for a purchase price of $188,800. As of June 30, 1998, the Company had advanced $9,500 as an earnest money deposit related to this transaction. This transaction is expected to close by the fourth quarter of 1998.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                               ------------------------------------
                                                                                  June 30,          December 31,
                                                                                    1998                1997
                                                                               ----------------    ----------------
                                                                                 (Unaudited)
                                    ASSETS


Cash                                                                             $        -             $    143
                                                                                 ----------             --------
            Total assets                                                         $        -             $    143
                                                                                 ==========             ========


                        LIABILITIES AND OWNER'S EQUITY

Payable to FrontierVision Operating Partners, L.P.                               $      100             $    100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                                1                    1
      Additional paid-in capital                                                         99                   99
      Retained deficit                                                                 (200)                 (57)
                                                                                 ----------             --------
          Total owner's equity                                                         (100)                  43
                                                                                 ----------             --------

          Total liabilities and owner's equity                                   $        -             $    143
                                                                                 ==========             ========



















               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                       ------------------------------------------------------------------------------------

                                        For the Three        For the Three          For the Six            For the Six
                                         Months Ended        Months Ended           Months Ended          Months Ended
                                           June 30,            June 30,               June 30,              June 30,
                                             1998                1997                   1998                  1997
                                       -------------------   -------------------- -----------------   ------------------
                                         (Unaudited)          (Unaudited)           (Unaudited)            (Unaudited)

Revenue                                     $        -          $        -            $        -            $        -

General and administrative expenses                101                  11                   143                    22
                                            ----------          ----------            ----------            ----------

   Net loss                                 $     (101)         $      (11)           $     (143)           $      (22)
                                            ==========          ==========            ==========            ==========
































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                                      -----------------------------------------------------------
                                                         Common        Additional     Retained    Total owner's
                                                          stock     paid-in capital    deficit       equity
                                                         ----------     ---------       -------      ----------
Balance, December 31, 1997                               $        1     $      99       $   (57)     $       43
       Net loss (Unaudited)                                       -             -          (143)           (143)
                                                         ----------     ---------       -------      ----------
Balance, June 30, 1998 (Unaudited)                       $        1     $      99       $  (200)     $     (100)
                                                         ==========     =========       =======      ==========








































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                          --------------------------------

                                                                           For the Six      For the Six
                                                                           Months Ended    Months Ended
                                                                             June 30,        June 30,
                                                                               1998            1997
                                                                          --------------- ----------------
                                                                           (Unaudited)      (Unaudited)
Cash flows from operating activities:
      Net loss                                                               $    (143)      $     (22)
      Decrease in receivable from affiliate                                          -               -
                                                                             ---------       ---------
      Net cash flows used in operating activities                                 (143)            (22)
                                                                             ---------       ---------
Cash flows from investing activities                                                 -               -
                                                                             ---------       ---------
Cash flows from financing activities:
      Advance from FVOP                                                              -               -
                                                                             ---------       ---------
      Net cash flows from financing activities                                       -               -
                                                                             ---------       ---------
Net increase in cash and cash equivalents                                         (143)            (22)
Cash and cash equivalents, beginning of period                                     143             188
                                                                             ---------       ---------
Cash and cash equivalents, end of period                                     $       -       $     166
                                                                             =========       =========




























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

PART I. FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Post-Effective Amendment No. 2 to Form S-1 filed April 6, 1998 (File no. 333-9535).

Introduction and Recent Developments

The Company's objective is to increase its subscriber base and operating cash flow through: i) selective acquisitions of cable television systems that can be integrated with existing operations and ii) more efficient operations and internal revenue growth. The Company continues the process of acquiring and integrating cable systems with its current systems and continues to invest significant capital for their technical enhancement.

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:

                                                            ------------------------------------------------------------
                                                                                     Purchase       Basic     Purchase
                                                                                     Price(1)    Subscribers Price Per
Predecessor Owner                                                  Date Acquired    in millions) Acquired(2) Subscriber
                                                            ------------------------------------------------------------

United Video Cablevision, Inc. (the  "UVC Systems ").......    November 9, 1995        $ 120.8      87,400    $1,382
Longfellow Cable Company, Inc. (the  "Longfellow Systems ")   November 21, 1995            6.1       5,100     1,196
C4  Media  Cable  Southeast,  Limited  Partnership  (the "C4
     Systems").............................................    February 1, 1996           47.6      40,400     1,178
Americable   International  Maine,  Inc.  (the   "Americable
     Systems ")............................................      March 29, 1996            4.8       3,350     1,433
Cox Communications (the  "Cox Systems ")...................       April 9, 1996          136.0      77,200     1,762
Phoenix  Grassroots  Cable  Systems,  LLC (the   "Grassroots
     Systems").............................................     August 29, 1996            9.3       7,400     1,257
Triax Southeast Associates, L.P. (the  "Triax Systems ")...     October 7, 1996           84.7      53,200     1,592
American Cable Entertainment of Kentucky-Indiana,  Inc. (the
 "ACE Systems")............................................     October 9, 1996          146.0      83,250     1,754
SRW,  Inc.'s  Penn/Ohio  Cablevision,  L.P.  (the "Penn/Ohio
     Systems ")............................................    October 31, 1996            3.8       3,225     1,178
SRW,  Inc.'s  Deep Creek Cable TV,  L.P.  (the  "Deep  Creek
     System")..............................................   December 23, 1996            3.0       2,175     1,379
Bluegrass Cable Partners, L.P. (the  "Bluegrass Systems ").      March 20, 1997            9.9       7,225     1,370
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
     Inc. (the  "Clear/B&G Systems ")......................      March 31, 1997            1.7       1,450     1,172
Milestone  Communications of New York, L.P. (the  "Milestone
     Systems").............................................      March 31, 1997            2.8       2,125     1,318
Triax Associates I, L.P. (the  "Triax I Systems ").........        May 30, 1997           34.5      20,700     1,667
Phoenix Front Row Cablevision (the  "Front Row Systems ")..        May 30, 1997            6.8       5,250     1,295
PCI Incorporated (the "Bedford System")....................     August 29, 1997           13.5       7,750     1,742
SRW, Inc.'s Blue Ridge Cable Systems,  L.P. (the "Blue Ridge
     Systems").............................................   September 3, 1997            4.1       4,550       901
Harold's Home Furnishings, Inc. (the "Harold's System")....    October 31, 1997            1.5       1,480     1,014
A-R Cable Services - ME, Inc. (the "Cablevision Systems")..    October 31, 1997           78.2      54,300     1,440
TCI Cablevision of Vermont, Inc. and Westmarc Development
     Joint Venture (the "TCI-VT/NH Systems")...............    December 2, 1997           34.5      22,100     1,561
Cox Communications, Inc. (the "Cox-Central Ohio Systems")..   December 19, 1997          203.0      84,400     2,405
TVC-Sumpter   Linked   Partnership   and   North   Oakland
Cablevision Partners    Limited    Partnership   (the
"Televista Systems").......................................       March 6, 1998           14.2       8,100     1,753
TCI  Cablevision  of  Ohio,  Inc.  (the  "TCI - Pt.  Clinton
     Systems").............................................       April 1, 1998           10.0       6,000     1,667
New England Cablevision of Massachusetts, Inc. (the "NECMA
     Systems").............................................       April 3, 1998           44.7      26,500     1,687
                                                                                      --------     -------    ------
Total......................................................                           $1,021.5     614,630    $1,662
                                                                                      ========     =======    ======
--------------------

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

As of June 30, 1998, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 876,050 homes and served approximately 610,800 basic subscribers. The Company expects to consummate acquisitions of additional cable television systems during 1998 and to serve over 700,000 basic subscribers within its current operating clusters by year-end.

On June 24, 1998, the Company entered into an agreement with State Cable TV Corp ("State") to acquire all of State's cable television system assets in Maine and New Hampshire for $188.8 million. The eight State systems served approximately 75,000 basic subscribers as of June 30, 1998, in communities contiguous to certain of the Existing Systems in southern Maine and central New Hampshire. The Company expects to operate the State systems as part of its New England cluster. Over 70% of State's customers are served from two headend facilities, with its largest system, Augusta, Maine, currently serving over 40,000 customers. With the acquisition of the State systems, the Company expects to increase the size of its New England cluster to over 250,000 basic subscribers, serving over 150,000 basic customers and four of the five largest cities in the state of Maine. Additionally, up to ten headend facilities serving the Existing Systems are expected to be combined with existing State systems; consequently, the Company expects to significantly increase the size of its New England cluster while reducing the number of headend facilities.

As of August 13, 1998, the Company had entered into three additional asset purchase or exchange agreements to acquire cable television systems located in Ohio and Maine for aggregate consideration of approximately $4.2 million.

All of these pending transactions are expected to close by year-end 1998 and are subject to customary closing conditions, and certain regulatory approvals that are not completely within the Company's control.

See Note 2 to the financial statements for a more detailed description of the Company's acquisitions.

Results Of Operations

Following is a discussion of the Company's results of operations for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. The three month period ended June 30, 1998, is the only period in which the Company operated all of the Existing Systems, although certain systems (the NECMA Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

The following table illustrates the Company's operating activities on a comparative basis:

                                   Three Months Ended June 30, 1998 Compared to
                                   Three Months Ended June 30, 1997 (Unaudited)

                                                          ---------------------------------------------------
                                                             Three Months Ended        Three Months Ended
                                                              June 30, 1998 (a)        June 30, 1997 (a)
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount     Revenue     Amount      Revenue
                                                           -----------    -------    ---------   --------
            In thousands
            Revenue...................................     $    59,776      100.0%    $  34,081      100.0 %
            Expenses
                Operating expenses....................          30,396       50.8       17,679       51.8
                Corporate expenses....................           1,945        3.3        1,048        3.1
                Depreciation and amortization.........          25,230       42.2       15,132       44.4
                                                           -----------    -------    ---------   --------
                       Total expenses.................          57,571       96.3       33,859       99.3
                                                           -----------    -------    ---------   --------
            Operating income/(loss)...................           2,205        3.7          222        0.7
            Interest expense, net.....................         (16,620)     (27.8)     (10,824)     (31.7)
            Other expense.............................          (1,912)      (3.2)           5          -
                                                           -----------    -------    ---------   --------
            Net loss..................................     $   (16,327)     (27.3)%  $ (10,597)     (31.0)%
                                                           ===========    =======    =========   ========

            EBITDA (c)................................     $    27,435       45.9%   $  15,354       45.1%
                                                           ===========    =======    =========   ========

            Basic subscribers.........................         610,800                 390,350
            Premium units.............................         265,400                 164,500
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

The Company's revenues increased significantly in the three months ended June 30, 1998, to $59.8 million versus $34.1 million for the same period in 1997, an increase of $25.7 million, or 75.4%. Revenue growth was driven primarily by an increase in cable subscribers to 610,800 basic subscribers at June 30, 1998 from 390,350, at June 30, 1997, an increase of 56.5%. Premium units grew from 164,500 to 265,400, or 61.3%, in the same period. Subscriber growth was largely the result of acquisitions made in nine separate transactions during the twelve months ending June 30, 1998. The Existing Systems also generated internal growth in basic subscribers of approximately 2.5% during the second quarter of 1998, after adjustments for seasonal subscribers. This internal growth represents the initial effects of larger-scale marketing efforts, including launches of new and repackaged programming services, sales audit remarketing, and direct marketing to subscribers through flyer campaigns, newspaper inserts, and telemarketing programs. The Company also believes that its significant investment in technical plant and its promotion of new and enhanced services have begun, and will continue, to attract more subscribers, and more monthly revenue per subscriber.

Although operating expenses and corporate expenses grew in the three months ended June 30, 1998 versus the same period a year earlier (by 71.9% and 85.6%, respectfully), those expenses fell as a percentage of revenue. As a percentage of revenue, operating and corporate expenses fell to 54.1% of revenues in the three months ended June 30, 1998, from 54.9% in the year-earlier period. The Company continues to focus on integration of business operations to achieve efficiencies and lower operating costs.

The combination of subscriber and revenue growth with operating efficiencies led to an increase in EBITDA in the second quarter of 1998, to $27.4 million from $15.4 million in the same period a year earlier, a 78.7% increase. The EBITDA margin as a percentage of revenue also increased, to 45.9% in the period ended June 30, 1998, from 45.1% for the same period in 1997.

Depreciation and amortization increased 66.7% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $16.6 million from $10.8 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness. Other expenses for the three months ended June 30, 1998 include the retirement of $1.9 million of plant assets in connection with completed upgrade and rebuild projects.

                   Six Months Ended June 30, 1998 Compared to
                   Six Months Ended June 30, 1997 (Unaudited)

                                                          ---------------------------------------------------
                                                              Six Months Ended          Six Months Ended
                                                              June 30, 1998 (a)        June 30, 1997 (a)
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount     Revenue     Amount      Revenue
                                                           -----------    -------    ---------   -------
            In thousands
            Revenue...................................     $   113,595      100.0%   $  65,636      100.0 %
            Expenses
                Operating expenses....................          58,089       51.1       34,462       52.5
                Corporate expenses....................           3,511        3.1        2,049        3.1
                Depreciation and amortization.........          48,871       43.0       29,191       44.4
                Storm related costs (b) ..............             705        0.6            -         -
                                                           -----------    -------    ---------   -------
                       Total expenses.................         111,176       97.8       65,702      100.0
                                                           -----------    -------    ---------   --------
            Operating income/(loss)...................           2,419        2.2          (66)       0.0
            Interest expense, net.....................         (31,784)     (28.0)     (21,302)     (32.5)
            Other expense.............................          (2,040)      (1.8)         (47)      (0.1)
                                                           -----------    -------    ---------   --------
            Net loss..................................     $   (31,405)     (27.6)%  $ (21,415)     (32.6)%
                                                           ===========    =======    =========   ========

            EBITDA (b)................................     $    51,290       45.2%   $  29,125       44.4%
                                                           ===========    =======    =========   ========

            Basic subscribers.........................         610,800                 390,350
            Premium units.............................         265,400                 164,500

------------
(a) All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.
(b) For the six months ended June 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due to mid January ice storms experienced by certain of the communities served by the Company in Maine. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.
(c) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's senior bank indebtedness (the "Amended Credit Facility") and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

Revenue increased 73.1%, or approximately $48.0 million, to approximately $113.6 million for the six months ended June 30, 1998 from approximately $65.6 million for the six months ended June 30, 1997. Operating expenses (including storm related costs) and corporate expenses increased approximately 70.6% and 71.4%, respectively, for the six months ended June 30, 1998 from the six months ended June 30, 1997. Decreases in the relative percentage of operating expenses to revenue was primarily attributable to the cost efficiencies achieved through the integration of cable systems and increased revenue per subscriber per month. The EBITDA margin, which when adjusted to exclude the storm related costs, improved from 44.4% for the six months ended June 30, 1997 to 45.8% for the six months ended June 30, 1998.

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the six months ended June 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due these storms. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

Depreciation and amortization increased 67.4% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $31.8 million from $21.3 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness. Other expenses for the six months ended June 30, 1998 include the retirement of $2.0 million of plant assets in connection with completed upgrade and rebuild projects.


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

Amended Credit Facility

Drawings on the Amended Credit Facility, along with cash flow generated from operations, have been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Amended Credit Facility from EBITDA of approximately $51.3 million generated by the Company for the six months ended June 30, 1998.

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

At June 30, 1998, the Company had $10.0 million outstanding under the Revolving Credit Facility, $250.0 million outstanding under the Facility A Term Loan and $250.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at June 30, 1998 on the outstanding borrowings under the Revolving Credit Facility were approximately 7.91%, and under the Facility A Term Loan and the Facility B Term Loan were approximately 7.91% and 8.04%, respectively. The Company has entered into interest rate swap agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the six months ended June 30, 1998, the Company had recognized an increase to interest expense of approximately $121 as a result of these interest rate swap agreements.

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

Cash Flows From Operating Activities

Cash flows from operating activities for the six months ended June 30, 1998 were $31.0 million compared to $9.1 million for the six months ended June 30, 1997. The increase was primarily a result of cable television system operations acquired during the twelve months ended June 30, 1998.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the six months ended June 30, 1998 were approximately $23.3 million compared to approximately $9.9 million for the six months ended June 30, 1997. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. The Company invested approximately $68.8 million in acquisitions during the six months ended June 30, 1998 compared with approximately $55.5 million for the same period in 1997.

The Company expects to spend a total of approximately $84.4 million over the next two years for capital expenditures with respect to the Existing Systems. These expenditures will primarily be used for (i) installation of fiber optic cable and microwave  links which will allow for the  consolidation  of headends,
(ii)  analog and  digital
converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity.

Cash Flows From Financing Activities

Acquisitions during the six months ended June 30, 1998 were financed with borrowings under the Company's senior bank indebtedness. Acquisitions during the six months ended June 30, 1997 were financed with equity contributions from the Company's partners and borrowings under the company's senior bank indebtedness.

During the six months ended June 30, 1997, the Company received approximately $37.7 million of equity contributions from its partners.

From inception through June 30, 1998, FVP received a total of $199.4 million of equity contributions from its partners, all of which has been invested in Holdings and down streamed to the Company.

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

PART II. OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Amended and Restated Agreement of Limited Partnership of FVOP.
                (3)
        3.2     Certificate of Limited Partnership of FVOP. (1)
        3.9 Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        27.4 Financial Data Schedule as of and for the six month period ended June 30, 1998.
       ---------------

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


                                         FRONTIERVISION OPERATING PARTNERS, L.P.

                                         By: FrontierVision Holdings, L.P., its
                                             general partner
                                         By: FrontierVision Partners, L.P., its
                                             general partner
                                         By: FVP GP, L.P., its general partner
                                         By: FrontierVision Inc., its general
                                             partner
                                         By: /s/ ALBERT D. FOSBENNER
                                             -----------------------
                                             Albert D. Fosbenner
                                             Vice President and Treasurer



Date:  August 13, 1998                   By: /s/ ALBERT D. FOSBENNER
                                             -----------------------
                                             Albert D. Fosbenner
                                             Vice President and Treasurer



                                         By: /s/ ALBERT D. FOSBENNER
                                             -----------------------
                                             Albert D. Fosbenner
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)



                                         FRONTIERVISION CAPITAL CORP.


Date:  August 13, 1998                   By: /s/ ALBERT D. FOSBENNER
                                             -----------------------
                                             Albert D. Fosbenner
                                             Vice President and Treasurer



                                         By: /s/ ALBERT D. FOSBENNER
                                             -----------------------
                                             Albert D. Fosbenner
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)