Form 10-Q
period 1998-09-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1998-11-12
CIK 1019504, 1020291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

                           Yes [x]                              No [  ]

         Number of shares of common stock of FrontierVision Capital Corporation outstanding as of November 12, 1998: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference:  None.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX

PART I.  Financial Information                                           PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating
                  Partners, L.P. and Subsidiaries.........................3
                  Notes to Consolidated Financial Statements..............7

                  Financial Statements of FrontierVision Capital
                  Corporation.............................................15
                  Note to Financial Statements............................19

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations........20

PART II.          Other Information.......................................29

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                            ---------------------------------------
                                                                              September 30,        December 31,
                                                                                  1998                 1997
                                                                            ------------------   ------------------
                                                                               (Unaudited)
                                    ASSETS
   Cash and cash equivalents                                                  $      9,647          $     3,413
   Accounts receivable, net of allowance for doubtful accounts
      of $436 and $640                                                               9,923                8,071
   Prepaid expenses and other                                                        4,176                2,785
   Investment in cable television systems, net:
      Property and equipment                                                       292,984              247,724
      Franchise costs and other intangible assets                                  680,356              637,725
                                                                              ------------          -----------
         Total investment in cable television systems, net                         973,340              885,449
                                                                              ------------          -----------
   Deferred financing costs, net                                                    16,606               17,990
   Earnest money deposits                                                            9,500                2,000
                                                                              ------------          -----------
         Total assets                                                         $  1,023,192          $   919,708
                                                                              ============          ===========

                      LIABILITIES AND PARTNERS' CAPITAL
   Accounts payable                                                           $      8,708          $     2,647
   Accrued liabilities                                                              16,361               15,126
   Subscriber prepayments and deposits                                               3,058                1,828
   Accrued interest payable                                                         11,338                5,064
   Deferred income taxes                                                            14,109                    -
   Debt                                                                            750,000              632,000
                                                                              ------------          -----------
        Total liabilities                                                          803,574              656,665
                                                                              ------------          -----------

   Partners' capital:
      FrontierVision Holdings, L.P.                                                219,398              262,780
      FrontierVision Operating Partners, Inc.                                          220                  263
                                                                              ------------          -----------
         Total partners' capital                                                   219,618              263,043
   Commitments
                                                                              ------------          -----------
         Total liabilities and partners' capital                              $  1,023,192          $   919,708
                                                                              ============          ===========


          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands


                                                ---------------------------------------------------------------------
                                                   For the Three    For the Three    For the Nine      For the Nine
                                                    Months Ended      Months Ended    Months Ended      Months Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                       1998              1997            1998              1997
                                                ------------------ --------------- ---------------- -----------------

Revenue                                         $      61,964      $   36,750       $  175,559       $    102,386
Expenses:
    Operating expenses                                 30,380          18,332           88,469             52,794
    Corporate administrative expenses                   1,561           1,071            5,072              3,120
    Depreciation and amortization                      25,429          15,899           74,300             45,090
    Storm related costs                                     -               -              705                  -
                                                 -------------       ---------       ----------       ------------
        Total expenses                                 57,370          35,302          168,546            101,004
                                                 -------------       ---------       ----------       ------------
Operating income/(loss)                                 4,594           1,448            7,013              1,382
Interest expense, net                                 (17,257)        (10,988)         (49,041)           (32,290)
Other expense                                             (31)             (7)          (2,071)               (54)
                                                -------------       ---------       ----------       ------------
Net loss before income tax benefit                    (12,694)         (9,547)         (44,099)           (30,962)
Income tax benefit                                        674               -              674                  -
                                                -------------       ---------       ----------       ------------
Net loss                                        $     (12,020)      $  (9,547)      $  (43,425)      $    (30,962)
                                                =============       =========       ==========       ============


Net loss allocated to:
        FrontierVision Holdings, L.P.
            (General Partner)                   $     (12,008)     $   (9,537)      $  (43,382)      $    (30,931)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                             (12)            (10)             (43)               (31)
                                                -------------      ----------       ----------       ------------
                                                $     (12,020)     $   (9,547)      $  (43,425)      $    (30,962)
                                                =============      ==========       ==========       ============


          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands



                                                      ----------------------------------------------------------
                                                                             FrontierVision
                                                        FrontierVision          Operating
                                                        Holdings, L.P.       Partners, Inc.
                                                      (General Partner)     (Limited Partner)        Total
                                                      -------------------  -------------------- ----------------

Balance, December 31, 1997                               $    262,780          $        263        $  263,043
      Net loss (Unaudited)                                    (43,382)                  (43)          (43,425)
                                                         ------------          ------------        ----------
Balance, September 30, 1998 (Unaudited)                  $    219,398          $        220        $  219,618
                                                         ============          ============        ==========


                See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands

                                                                          ---------------------------------------
                                                                            For the Nine         For the Nine
                                                                            Months Ended         Months Ended
                                                                           September 30,         September 30,
                                                                                1998                 1997
                                                                          -----------------    ------------------

    Cash Flows From Operating Activities:
        Net loss                                                                $ (43,425)        $     (30,962)
        Adjustments  to  reconcile  net loss to net
            cash flows from operating activities:
            Depreciation and amortization                                          74,300                45,090
            Deferred tax benefit                                                     (674)                    -
            Net loss on disposal of assets                                          2,038                     -
            Amortization of deferred debt issuance costs                            1,555                 1,530
            Accretion of indebtedness                                                   -                   721
            Changes in  operating  assets  and  liabilities,  net of  effect  of acquisitions:
                Accounts receivable                                                (1,506)                1,209
                Prepaid  expenses and other                                        (1,103)                 (480)
                Accounts  payable and accrued liabilities                           6,883                (2,713)
                Subscriber prepayments and deposits                                 1,190                  (548)
                Accrued interest payable                                            6,274                 4,714
                                                                             ------------         -------------
                    Total adjustments                                              88,957                49,523
                                                                             ------------         -------------
                    Net cash flows from operating activities                       45,532                18,561
                                                                             ------------         -------------
    Cash Flows From Investing Activities:
        Capital expenditures                                                      (39,396)              (18,547)
        Pending acquisition costs                                                    (344)                 (289)
        Cash paid for franchise costs                                                 (12)                 (482)
        Earnest money deposits                                                     (9,550)               (8,259)
        Cash paid in acquisitions of cable television systems                    (107,825)              (72,402)
                                                                             ------------         -------------
                    Net cash flows from investing activities                     (157,127)              (99,979)
                                                                             ------------         -------------
    Cash Flows From Financing Activities:
        Debt borrowings                                                           118,000                56,500
        Debt payments                                                                   -               (76,500)
        Principal payments on capital lease obligations                                 -                   (70)
        Increase in deferred financing fees                                          (144)                 (154)
        Offering costs related to Senior Subordinated Notes                           (27)                 (102)
        Partner capital contributions                                                   -               179,903
                                                                             ------------         -------------
                    Net cash flows from financing activities                      117,829               159,577
                                                                             ------------         -------------
    Net Increase  in Cash and Cash Equivalents                                      6,234                78,159
    Cash and Cash Equivalents, beginning of period                                  3,413                 3,639
                                                                             ------------         -------------
    Cash and Cash Equivalents, end of period                                 $      9,647         $      81,798
                                                                             ============         =============

    Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest:                                              $     42,076         $      25,564
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

On September 19, 1997, FrontierVision Holdings, L.P. ("Holdings"), a Delaware limited partnership, and FrontierVision Holdings Capital Corporation ("Holdings Capital") co-issued $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Holdings, a newly-organized holding company, was formed to be the co-issuer of the Discount Notes and to be the new general partner of FVOP. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests in FVOP immediately prior to the issuance of the Discount Notes, and as a result, FVOP and FrontierVision Capital Corporation ("Capital") are wholly-owned consolidated subsidiaries of Holdings. In addition, FVOP Inc., previously a wholly-owned subsidiary of FVP, is now a wholly-owned subsidiary of Holdings.

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

The following notes, insofar as they are applicable to the nine months ended September 30, 1998, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)  STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

period that includes the enactment date. The Company's deferred tax liability at September 30, 1998 is primarily the result of temporary differences on property and equipment and intangible assets arising from the acquisition of the stock of New England Cablevision of Massachusetts, Inc.

Reclassifications

Certain amounts have been reclassified for comparative purposes.

Storm Related Costs

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the nine months ended September 30, 1998, the Company has recognized a loss due to service outages and increased labor costs of approximately $705 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to replace damaged subscriber drops. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

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


(2)  ACQUISITIONS

Acquisitions

The Company has completed several acquisitions during the periods presented. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property, plant and equipment and to intangible assets will be depreciated and amortized, respectively, prospectively from the date of acquisition based upon the Company's useful lives and amortization periods. The following table lists the acquisitions and the purchase price, including working capital adjustments and transaction costs, for each.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2)  ACQUISITIONS (continued)

----------------------------------------------------------------------------------------------------------------------
                 Predecessor Owner                   Primary Location of Systems     Date Acquired        Acquisition
                                                                                                              Cost(a)
----------------------------------------------------------------------------------------------------------------------
Bluegrass Cable Partners, L.P.                                 Kentucky              March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V.  Systems,            Kentucky              March 31, 1997             $1,800
   Inc.
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
A-R Cable Services - ME, Inc. ("Cablevision")                   Maine              October 31, 1997            $79,100
Harold's Home Furnishings, Inc.                       Pennsylvania and Maryland    October 31, 1997             $1,600
TCI  Cablevision  of  Vermont,  Inc.  and  Westmarc
   Development Joint Venture ("TCI-VT/NH")            Vermont and New Hampshire    December 2, 1997            $34,800
Cox Communications, Inc. ("Cox-Central Ohio")                    Ohio             December 19, 1997           $204,200
TVC-Sumpter  Limited  Partnership and North Oakland
   Cablevision Partners Limited Partnership                     Michigan              March 6, 1998            $14,400
TCI Cablevision of Ohio, Inc.                                     Ohio                April 1, 1998             $9,900
New  England  Cablevision  of  Massachusetts,  Inc.         Massachusetts             April 3, 1998            $45,000
   ("NECMA")
Ohio Cablevision Network, Inc. ("TCI-Bryan")                     Ohio                 July 31, 1998            $38,000*
Unity Cable Television, Inc.                                    Maine            September 30, 1998               $800*

---------------
(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of September 30, 1998.
*     Subject to adjustment.

The combined purchase price of certain of these acquisitions have been allocated to the acquired assets and liabilities as follows:


                                                                      -----------------------------------------------
                                                                           Acquisitions            Acquisitions
                                                                           for the Nine            for the Nine
                                                                           Months Ended            Months Ended
                                                                      September 30, 1998 (a)  September 30, 1997 (a)
                                                                      -----------------------------------------------
Property, plant and equipment                                            $       40,679             $      25,000
Franchise costs and other intangible assets                                      83,798                    49,184
                                                                         --------------             -------------
  Subtotal                                                                      124,477                    74,184
                                                                         --------------             -------------
Net working capital (deficit)                                                       181                      (982)
Deferred income taxes                                                           (14,783)                        -
Less - Earnest money deposits applied                                            (2,050)                     (800)
                                                                         --------------             -------------
  Total cash paid for acquisitions                                       $      107,825             $      72,402
                                                                         ==============             =============
------------

(a) The combined purchase price includes purchase price adjustments for certain acquisitions consumed prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the date of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the Triax I, Cablevision, TCI-VT/NH, Cox-Central Ohio, NECMA and TCI-Bryan acquisitions (the "Acquisitions") had been consummated on January 1, 1997, are as follows:

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2) ACQUISITIONS (continued)

                                                      -----------------------------------------------------
                                                              Nine Months Ended September 30, 1998
                                                      -----------------------------------------------------
                                                         Historical                          Pro Forma
                                                           Results        Acquisitions        Results
                                                         ----------        -----------     -----------
Revenue                                                  $  175,559        $     6,746     $   182,305
Operating, selling, general and administrative expenses     (94,246)            (3,934)        (98,180)
Depreciation and amortization                               (74,300)            (2,991)        (77,291)
                                                         ----------        -----------     -----------
Operating income (loss)                                       7,013               (179)          6,834
Interest and other expenses                                 (50,438)            (2,022)        (52,460)
                                                         ----------       ------------     -----------
Net loss                                                 $  (43,425)      $     (2,201)    $   (45,626)
                                                         ==========       ============     ===========

                                                      -----------------------------------------------------
                                                              Nine Months Ended September 30, 1997
                                                      -----------------------------------------------------
                                                          Historical                         Pro Forma
                                                           Results        Acquisitions        Results
                                                         ----------        -----------     -----------
Revenue                                                  $  102,386        $    63,860     $   166,246
Operating, selling, general and administrative expenses     (55,914)           (33,938)        (89,852)
Depreciation and amortization                               (45,090)           (25,236)        (70,326)
                                                         ----------        -----------     -----------
Operating income                                              1,382              4,686           6,068
Interest and other expenses                                 (32,344)           (24,689)        (57,033)
                                                         ----------        ----------      -----------
Net loss                                                 $  (30,962)       $   (20,003)    $   (50,965)
                                                         ==========        ===========     ===========

The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the Acquisitions been consummated on the date indicated. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual basis.

On June 24, 1998, the Company entered into an agreement with State Cable TV Corporation and Better Cable TV Company (collectively, "State") to acquire all of State's cable television system assets in Maine and New Hampshire, for a base purchase price of $188,800. As of September 30, 1998, the Company had advanced $9,500 as an earnest money deposit related to this transaction. This transaction was consummated on October 23, 1998.


(3)  DEBT

The Company's debt was comprised of the following:

                                                                                  ----------------------------------
                                                                                   September 30,     December 31,
                                                                                       1998              1997
                                                                                  ----------------  ----------------
          Bank Credit Facility (a) --
            Revolving Credit Facility, interest based on various floating rate
             options (7.66% average at September 30, 1998),  payable monthly        $     50,000      $         -
            Term loans, interest based on various floating rate options (7.85%
             and 8.33% weighted average at September 30, 1998 and December 31,
             1997, respectively), payable monthly                                        500,000          432,000
            11% Senior Subordinated Notes due 2006 (b)                                   200,000          200,000
                                                                                    ------------      -----------
            Total debt                                                              $    750,000      $   632,000
                                                                                    ============      ===========


            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)      DEBT (continued)

(a)      Bank Credit Facility.

         On December 19, 1997, the Company entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Facility") increasing the available senior debt by $535.0 million, for a total availability of $800.0 million. The amount available under the Amended Credit Facility includes two term loans of $250.0 million each (the "Facility A Term Loan" and the "Facility B Term Loan") and a $300.0 million revolving credit facility (the "Revolving Credit Facility"). The Facility A Term Loan and the Revolving Credit Facility both mature on September 30, 2005. The entire outstanding principal amount of the Revolving Credit Facility is due on September 30, 2005, with escalating principal payments due quarterly beginning December 31, 1998 under the Facility A Term Loan. The Facility B Term Loan matures March 31, 2006 with 95% of the principal being repaid in the last two quarters of the term of the facility.

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

         The Amended Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by the Company. As of September 30, 1998, the Company was in compliance with the financial covenants of the Amended Credit Facility.

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)      DEBT (continued)

         The fair value of the Notes is estimated based on Portal Market quotations of the issue. At September 30, 1998, the fair value of the Company's Notes was $220,000.

J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. ("Equity Holders") are affiliates of the Company, owning in the aggregate, a 37.6% limited partnership interest in FVP. Affiliates of the Equity Holders received underwriting fees of approximately $3.6 million in connection with the issuance of the Notes.

(c)      Interest Rate Protection Agreements

         In order to convert effectively certain of the interest payable at variable rates under the Amended Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $187,500, and maturing between November 15, 1999 and October 7, 2001. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.84% and (2) a floating rate of the three month libor applied to the same $187,500 notional amount every three months during the term of the interest rate swap agreement. On April 7, 1998, the Company terminated one of its interest rate swap agreements for a notional amount of $82,500 and entered into a new interest rate swap agreement for $100,000. There was no termination fee associated with this transaction.

         On April 8, 1998, the Company entered into a collar interest rate swap agreement ("Collar Agreement") for a notional amount of $100,000, maturing on January 8, 2001. The Collar Agreement provides for different exchanges between the Company and the counterparty depending on the level of the floating three month LIBOR rate (5.69% at September 30, 1998). Such exchanges occur every three months during the term of the Collar Agreement. The different exchanges are as follows:

         (1) When LIBOR is below 5.05%, the Company pays to the counterparty the difference between the fixed rate of 5.65% and the LIBOR rate, applied to the $100,000 notional amount;
         (2) When LIBOR is between 5.65% and 6.65%, the Company receives from the counterparty the difference between the fixed rate of 5.65% and LIBOR rate, applied to the $100,000 notional amount;
         (3) When LIBOR is in excess of 6.65% or between 5.65% and 5.05%, the Collar Agreement has no financial effect.

         For the nine months ended September 30, 1998 and 1997, the Company had recognized an increase in interest expense of approximately $156 and $267, respectively, as a result of the interest rate swap agreements.

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)       DEBT (continued)

         Information concerning the Company's interest rate agreements at September 30, 1998 is as follows:

                                                                                                 Amount to be
                                            Interest rate                Notional                  paid upon
                Expiration date            to be received                 amount                termination (i)
                ---------------            --------------                 ------                ---------------
           November 15, 1999                   5.912%                 $     65,000               $       681.0
           November 15, 1999                   5.188%                       22,500                        65.8
           January 8, 2001                     5.650%                      100,000                     1,872.2
           October 7, 2001                     5.940%                      100,000                     3,541.0
           October 15, 2001                    6.115%                      150,000                     5,708.0
                                                                      ------------               -------------
                                                                      $    437,500               $    11,868.0
                                                                      ============               =============

         (i) The estimated amount that the Company would pay to terminate the agreements on September 30, 1998. This amount takes into consideration current interest rates, the current creditworthiness of the counterparties and represents the fair value of the interest rate agreements.

The debt of the Company matures as follows:

                Year ended December 31 --
                1998                                                            $      1,875
                1999                                                                  11,144
                2000                                                                  24,575
                2001                                                                  34,575
                2002                                                                  44,575
                Thereafter                                                           633,256
                                                                                ------------
                                                                                $    750,000
                                                                                ============

(4)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the nine month periods ended September 30, 1998 and 1997 was $4,172 and $2,897, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to September 30, 1998 are as follows:

                            Year ended December 31 --
                            1998                                         $      402
                            1999                                              1,164
                            2000                                                881
                            2001                                                631
                            2002                                                491
                            Thereafter                                          465
                                                                         ----------
                                                                         $    4,034
                                                                         ==========

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(4)      COMMITMENTS AND CONTINGENCIES (continued)

In October 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission ("FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services. Cable operators may justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and to the FCC in response to complaints on rates for cable programming services. The FCC also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for the changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise related obligations. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated service and equipment rates using a simplified cost-of-service formula.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                               ------------------------------------
                                                                                September 30,       December 31,
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

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                       ------------------------------------------------------------------------------------

                                        For the Three        For the Three          For the Nine          For the Nine
                                         Months Ended        Months Ended           Months Ended          Months Ended
                                        September 30,        September 30,         September 30,          September 30,
                                             1998                1997                   1998                  1997
                                       -----------------   ------------------    -------------------   --------------------

                                         (Unaudited)          (Unaudited)           (Unaudited)            (Unaudited)

Revenue                                     $        -          $        -            $        -            $        -

General and administrative expenses                  -                  11                   143                    33
                                            ----------          ----------            ----------            ----------

   Net loss                                 $        -          $      (11)           $     (143)           $      (33)
                                            ==========          ==========            ==========            ==========




                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                                      -----------------------------------------------------------
                                                         Common        Additional     Retained    Total owner's
                                                          stock     paid-in capital    deficit       equity
                                                         ----------     ---------       -------      ----------
Balance, December 31, 1997                               $        1     $      99       $   (57)     $       43
       Net loss (Unaudited)                                       -             -          (143)           (143)
                                                         ----------     ---------       -------      ----------
Balance, September 30, 1998 (Unaudited)                  $        1     $      99       $  (200)     $     (100)
                                                         ==========     =========       =======      ==========



                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                          --------------------------------

                                                                           For the Nine    For the Nine
                                                                           Months Ended    Months Ended
                                                                          September 30,    September 30,
                                                                               1998            1997
                                                                          --------------- ----------------
                                                                           (Unaudited)      (Unaudited)
Cash flows from operating activities:
      Net loss                                                               $    (143)      $     (33)
      Decrease in receivable from affiliate                                          -               -
                                                                             ---------       ---------
      Net cash flows used in operating activities                                 (143)            (33)
                                                                             ---------       ---------
Cash flows from investing activities                                                 -               -
                                                                             ---------       ---------
Cash flows from financing activities:
      Advance from FVOP                                                              -               -
                                                                             ---------       ---------
      Net cash flows from financing activities                                       -               -
                                                                             ---------       ---------
Net increase in cash and cash equivalents                                         (143)            (33)
Cash and cash equivalents, beginning of period                                     143             188
                                                                             ---------       ---------
Cash and cash equivalents, end of period                                     $       -       $     155
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

Introduction and Recent Developments

The Company's objective is to increase its subscriber base and operating cash flow through: (i) selective acquisitions of cable television systems that can be integrated with existing operations and (ii) more efficient operations and internal revenue growth. The Company continues the process of acquiring and integrating cable systems with its current systems and continues to invest significant capital for their technical enhancement.

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:

                                                                     --------------------------------------------------------------
                                                                                              Purchase      Basic        Purchase
                                                                                              Price(1)      Subscribers  Price Per
Predecessor Owner                                                         Date Acquired      (in millions)  Acquired(2)  Subscriber
                                                                     --------------------  ---------------  -----------  ----------
United Video Cablevision, Inc. (the  "UVC Systems ")................    November 9, 1995        $  120.8      87,400       $1,382
Longfellow Cable Company, Inc. (the  "Longfellow Systems ").........   November 21, 1995             6.1       5,100        1,196
C4  Media  Cable  Southeast,  Limited  Partnership  (the "C4
   Systems")........................................................    February 1, 1996            47.6      40,400        1,178
Americable   International  Maine,  Inc.  (the   "Americable
   Systems ").......................................................      March 29, 1996             4.8       3,350        1,433
Cox Communications (the  "Cox Systems ")............................       April 9, 1996           136.0      77,200        1,762
Phoenix  Grassroots  Cable  Systems,  LLC (the   "Grassroots
   Systems")........................................................     August 29, 1996             9.3       7,400        1,257
Triax Southeast Associates, L.P. (the  "Triax Systems ")............     October 7, 1996            84.7      53,200        1,592
American Cable Entertainment of Kentucky-Indiana,  Inc. (the
 "ACE  Systems")....................................................     October 9, 1996           146.0      83,250        1,754
SRW,  Inc.'s  Penn/Ohio  Cablevision,  L.P.  (the "Penn/Ohio
   Systems ").......................................................    October 31, 1996             3.8       3,225        1,178
SRW,  Inc.'s  Deep Creek Cable TV,  L.P.  (the  "Deep  Creek
   System").........................................................   December 23, 1996             3.0       2,175        1,379
Bluegrass Cable Partners, L.P. (the  "Bluegrass Systems ")..........      March 20, 1997             9.9       7,225        1,370
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc. (the  "Clear/B&G Systems ").................................      March 31, 1997             1.7       1,450        1,172
Milestone  Communications of New York, L.P. (the  "Milestone
   Systems")........................................................      March 31, 1997             2.8       2,125        1,318
Triax Associates I, L.P. (the  "Triax I Systems ")..................        May 30, 1997            34.5      20,700        1,667
Phoenix Front Row Cablevision (the  "Front Row Systems ")...........        May 30, 1997             6.8       5,250        1,295
PCI Incorporated (the "Bedford System").............................     August 29, 1997            13.5       7,750        1,742
SRW, Inc.'s Blue Ridge Cable Systems,  L.P. (the "Blue Ridge
   Systems")........................................................   September 3, 1997             4.1       4,550          901
Harold's Home Furnishings, Inc. (the "Harold's System").............    October 31, 1997             1.5       1,480        1,014
A-R Cable Services - ME, Inc. (the "Cablevision Systems")...........    October 31, 1997            78.2      54,300        1,440
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture (the "TCI-VT/NH Systems").........................    December 2, 1997            34.5      22,100        1,561
Cox Communications, Inc. (the "Cox-Central Ohio Systems")...........   December 19, 1997           203.0      84,400        2,405
TVC-Sumpter Linked Partnership and North Oakland Cablevision
   Partners Limited Partnership (the "Televista Systems")...........       March 6, 1998            14.2       8,100        1,753
TCI  Cablevision  of  Ohio,  Inc.  (the  "TCI - Pt.  Clinton
   Systems")........................................................       April 1, 1998            10.0       6,000        1,667
New England Cablevision of Massachusetts, Inc. (the "NECMA
   Systems")........................................................       April 3, 1998            44.7      26,500        1,687
Ohio Cablevision Network, Inc. (the "TCI - Bryan Systems)...........       July 31, 1998            38.0      19,700        1,929
Unity Cable Television, Inc. (the "Unity System")...................  September 30, 1998             0.8         590        1,356
                                                                                                --------     -------       ------
Total......................................................                                     $1,060.3     634,920       $1,670
                                                                                                ========     =======       ======

--------------------
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600 subscribers to systems that were sold by the Company in 1996.

On July 31, 1998, the Company completed the acquisition of certain cable television system assets in Ohio from Ohio Cablevision Network, Inc. for the cash purchase price of $38.0 million. On September 30, 1998, the Company consummated the acquisition of certain cable television system assets in Maine from Unity Cable Television, Inc. for the cash purchase price of approximately $0.8 million.

As of September 30, 1998, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 902,900 homes and served approximately 630,200 basic subscribers. As of November 12, 1998 the Company has consummated acquisitions of additional cable television systems to serve over 700,000 basic subscribers within its current operating clusters.

On October 23, 1998, the Company consummated the acquisition of cable television system assets in Maine and New Hampshire from State Cable TV Corporation and Better Cable TV Company (collectively, "State") for an aggregate purchase price of $188.2 million. The eight State systems served approximately 75,000 basic subscribers as of September 30, 1998, in communities directly contiguous to certain of the Existing Systems in southern Maine and central New Hampshire. With the acquisition of the State systems, the Company has increased the size of its New England cluster to over 250,000 basic subscribers, serving over 150,000 basic customers and four of the five largest cities in the state of Maine. Over 70% of State's customers are served from two headend facilities, with its largest system, Augusta, Maine, currently serving over 40,000 customers. Additionally, up to ten headend facilities serving the Existing Systems are expected to be combined with existing State systems; consequently, the Company expects to significantly increase the size of its New England cluster while reducing the number of headend facilities. The Company will operate the State systems as part of its New England cluster.

As of November 12, 1998, the Company had entered into two additional asset purchase or exchange agreements to acquire cable television systems located in Ohio, Maine and New Hampshire for aggregate consideration of approximately $4.9 million. In addition, the Company had entered into an additional asset purchase agreement to sell cable television systems located in Virginia and Tennessee for aggregate consideration of approximately $5.2 million. All of these pending transactions are expected to close by year-end 1998 and are subject to customary closing conditions, and certain regulatory approvals that are not completely within the Company's control.

See Note 2 to the financial statements for a more detailed description of the Company's acquisitions.


Results Of Operations

Following is a discussion of the Company's results of operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. The three month period ended September 30, 1998, is the only period in which the Company operated all of the Existing Systems, although the TCI-Bryan Systems were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

The following table illustrates the Company's operating activities on a comparative basis:

                Three Months Ended September 30, 1998 Compared to
                Three Months Ended September 30, 1997 (Unaudited)

                                                          ---------------------------------------------------
                                                             Three Months Ended        Three Months Ended
                                                           September 30, 1998 (a)    September 30, 1997 (a)
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount     Revenue     Amount      Revenue
                                                           -----------    -------    ---------   --------
            In thousands
            Revenue...................................     $    61,964      100.0%   $  36,750      100.0%
            Expenses
                Operating expenses....................          30,380       49.0       18,332       49.9
                Corporate expenses....................           1,561        2.5        1,071        2.9
                Depreciation and amortization.........          25,429       41.1       15,899       43.3
                                                           -----------    -------    ---------   --------
                       Total expenses.................          57,370       92.6       35,302       96.1
                                                           -----------    -------    ---------   --------
            Operating income/(loss)...................           4,594        7.4        1,448        3.9
            Interest expense, net.....................         (17,257)     (27.8)     (10,988)     (29.9)
            Other expense.............................             (31)      (0.1)          (7)        -
            Income tax benefit........................             674        1.1            -         -
                                                           -----------    -------    ---------   --------
            Net loss..................................     $   (12,020)     (19.4)%  $  (9,547)     (26.0)%
                                                           ===========    =======    =========   ========

            EBITDA (b)................................     $    30,023       48.5%   $  17,347       47.2%
                                                           ===========    ========   =========   ========

            Basic subscribers.........................         630,200                 401,300
            Premium units.............................         261,000                 172,850

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

The Company's revenues increased significantly in the three months ended September 30, 1998, to $62.0 million versus $36.8 million for the same period in 1997, an increase of $25.2 million, or 68.6%. Revenue growth was driven primarily by an increase in cable subscribers to 630,200 basic subscribers at September 30, 1998 from 401,300 at September 30, 1997, an increase of 57.0%. Premium units grew from 172,850 to 261,000, or 51.0%, in the same period. Subscriber growth was largely the result of acquisitions made in nine separate transactions during the twelve months ended September 30, 1998.

Although operating expenses and corporate expenses increased in the three months ended September 30, 1998 versus the same period a year earlier (by 65.7% and 45.8%, respectively), those expenses fell as a percentage of revenue. As a percentage of revenue, operating and corporate expenses fell to 51.5% of revenues in the three months ended September 30, 1998 from 52.8% in the year-earlier period. The Company continues to focus on integration of business operations to achieve efficiencies and lower operating costs.

The combination of subscriber and revenue growth with operating efficiencies led to an increase in EBITDA in the third quarter of 1998, to $30.0 million from $17.3 million in the same period a year earlier, a 73.1% increase. The EBITDA margin also increased, to 48.5% in the period ended September 30, 1998 from 47.2% for the same period in 1997.

Depreciation and amortization expense increased 59.9% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $17.3 million from $11.0 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness.

                Nine Months Ended September 30, 1998 Compared to
                Nine Months Ended September 30, 1997 (Unaudited)

                                                          ---------------------------------------------------
                                                              Nine Months Ended        Nine Months Ended
                                                           September 30, 1998 (a)    September 30, 1997 (a)
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount     Revenue     Amount      Revenue
            In thousands
            Revenue...................................     $   175,559      100.0%   $ 102,386      100.0%
            Expenses
                Operating expenses....................          88,469       50.4       52,794       51.6
                Corporate expenses....................           5,072        2.9        3,120        3.0
                Depreciation and amortization.........          74,300       42.3       45,090       44.0
                Storm related costs (b) ..............             705        0.4            -         -
                                                           -----------    -------    ---------   --------
                       Total expenses.................         168,546       96.0      101,004       98.6
                                                           -----------    -------    ---------   --------
            Operating income/(loss)...................           7,013        4.0        1,382        1.4
            Interest expense, net.....................         (49,041)     (27.9)     (32,290)     (31.5)
            Other expense.............................          (2,071)      (1.2)         (54)      (0.1)
            Deferred tax benefit......................             674        0.3            -          -
                                                           -----------    -------    ---------   --------
            Net loss..................................     $   (43,425)     (24.8)%  $ (30,962)     (30.2)%
                                                           ===========    =======    =========   ========

            EBITDA (c)................................     $    81,313       46.3%   $  46,472       45.4%
                                                           ===========    =======    =========   ========

            Basic subscribers.........................         630,200                 401,300
            Premium units.............................         261,000                 172,850

------------
(a) All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.
(b) For the nine months ended September 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due to mid January ice storms experienced by certain of the communities served by the Company in Maine. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.
(c) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's senior bank indebtedness (the "Amended Credit Facility") and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

Revenue increased 71.5%, or approximately $73.2 million, to approximately $175.6 million for the nine months ended September 30, 1998 from approximately $102.4 million for the nine months ended September 30, 1997. Operating expenses (including storm related costs) and corporate expenses increased approximately 67.6% and 62.6%, respectively, for the nine months ended September 30, 1998 from the nine months ended September 30, 1997. Decreases in the relative percentage of operating expenses to revenue was primarily attributable to cost efficiencies achieved through the integration of cable systems and increased revenue per subscriber per month. The EBITDA margin, which when adjusted to exclude the storm related costs, improved from 45.4% for the nine months ended September 30, 1997 to 46.7% for the nine months ended September 30, 1998.

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the nine months ended September 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due these storms. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

Depreciation and amortization expense increased 64.8% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $49.0 million from $32.3 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness. Other expenses for the nine months ended

September 30, 1998 include the retirement of $2.0 million of plant assets in connection with completed upgrade and rebuild projects.

Liquidity And Capital Resources

The cable television business generally requires substantial capital for the construction, maintenance and expansion of cable plant and distribution equipment. In addition, the Company has pursued, and intends to pursue in the future, selective acquisitions. Since its founding in 1995, the Company's cash from equity investments, bank borrowings and other debt issued by FVOP has been sufficient to finance the Company's acquisitions and, together with cash generated from operating activities, also has been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company intends to continue to finance such debt service, working capital and capital expenditure requirements in the future through a combination of cash from operations, indebtedness and equity capital sources. The Company believes that it will continue to generate cash and be able to obtain financing sufficient to meet such requirements. The ability of the Company to meet its debt service and other obligations will depend upon the future performance of the Company which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond the Company's control.

Amended Credit Facility

Drawings on the Amended Credit Facility, along with cash flow generated from operations, have been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Amended Credit Facility from EBITDA of approximately $81.3 million generated by the Company for the nine months ended September 30, 1998.

On December 19, 1997, the Company amended its existing senior bank indebtedness and entered into an $800.0 million Amended Credit Facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The Amended Credit Facility includes a $300.0 million, 7.75-year reducing revolving credit facility (the "Revolving Credit Facility"), a $250.0 million, 7.75-year term loan (the "Facility A Term Loan") and a $250.0 million, 8.25-year term loan (the "Facility B Term Loan").

At September 30, 1998, the Company had $50.0 million outstanding under the Revolving Credit Facility, $250.0 million outstanding under the Facility A Term Loan and $250.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at September 30, 1998 on the outstanding borrowings under the Revolving Credit Facility were approximately 7.7%, and under the Facility A Term Loan and the Facility B Term Loan were approximately 7.8% and 7.9%, respectively. The Company has entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $437.5 million of borrowings through November 1999 and October 2001. For the nine months ended September 30, 1998, the Company had recognized an increase to interest expense of approximately $156 as a result of these interest rate swap agreements.

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

Senior Discount Notes

Holdings and FrontierVision Holdings Capital Corporation ("Holdings Capital") were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FrontierVision Partners, L.P. ("FVP"), FVOP's sole general partner, contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 and as a result, FVOP and Capital are wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the proceeds of the Discount Notes to FVOP as a capital contribution.

Cash Flows From Operating Activities

Cash flows from operating activities for the nine months ended September 30, 1998 were $45.5 million compared to $18.6 million for the nine months ended September 30, 1997. The increase was primarily a result of cable television system operations acquired during the twelve months ended September 30, 1998.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the nine months ended September 30, 1998 were approximately $39.4 million compared to approximately $18.5 million for the nine months ended September 30, 1997. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. The Company invested approximately $107.8 million in acquisitions during the nine months ended September 30, 1998 compared with approximately $72.4 million for the same period in 1997.

The Company expects to spend a total of approximately $155 million over the next two years for capital expenditures with respect to the Existing Systems. These expenditures will primarily be used for (i) installation of fiber optic cable and microwave links which will allow for the consolidation of headends, (ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity.

Cash Flows From Financing Activities

Acquisitions during the nine months ended September 30, 1998 were financed with borrowings under the Company's senior bank indebtedness. Acquisitions during the nine months ended September 30, 1997 were financed with equity contributions from the Company's partners and borrowings under the company's senior bank indebtedness.

During  the  nine  months  ended  September  30,  1997,  the  Company   received
approximately $179.9 million of equity contributions from its partners.

From inception through September 30, 1998, FVP received a total of $199.4 million of equity contributions from its partners, all of which has been invested in Holdings and down streamed to the Company.


Year 2000

Many existing hardware and software elements of computer systems and other technologies represent the year as a two-digit number. Such representation may cause software and hardware malfunctions to occur as a system date or application date crosses the Year 2000 boundary. This might happen when the actual century turns, the date of some input data exceeds January 1, 2000 and/or the system or application must internally refer to a date that occurs on, before, or after January 1, 2000.

During 1998, the Company continued a review of the Year 2000 Issue with the objective of formulating a plan to identify and correct any system malfunctions which might occur due to Year 2000 Issues. An informal task force, comprised solely of Company employees, was established to determine which of the Company's mission critical business processes could be impacted by Year 2000 issues. Those mission critical business processes that were identified as subject to Year 2000 Issues are as follows: Signal Delivery, Franchise Services, Service Delivery and Revenue Collection

The following table illustrates the primary components of each of the Year 2000 effected mission critical business processes:

      ---------------------- ---------------------------------------- ----------------------------------
      Mission Critical
      Business Process       Description                              Significant Components
      ---------------------- ---------------------------------------- ----------------------------------
      Signal Delivery        Process  of  receiving  a video  signal  Headend equipment from satellite or broadcast sources and  Plant infrastructure
                             transmitting that signal via             Programming suppliers
                             fiber-optic and co-axial cable to a
                             customers residence or place of business.
      Franchise Services     The performance of tasks specifically    Local origination
                             required by local or national            Emergency broadcast
                             regulatory agencies.
      Service Delivery       The ongoing process of responding        Customer call center infrastructure
                             timely to customer service requests.     Dispatch equipment
      Revenue Collection     The  process  of  collecting   customer  Subscriber management systems
                             billings and utilizing those cash        Cash management
                             receipts for necessary corporate
                             purposes.

Since the task force was established, the Company's management has committed additional internal and external resources necessary to address Year 2000 Issues. During the three months ended September 30, 1998, the Company engaged an external third-party Year 2000 consultant to review its informal task force's Year 2000 efforts to date and to produce a formal, written Year 2000 project plan. This plan provides a work schedule for the Company to address its Year 2000 Issues by December 31, 1999. As part of this work schedule, the Company expects to formally adopt a Year 2000 Compliance Plan, discussed in more detail below, by December 31, 1998. Additionally, the Company has joined an industry initiative whereby the Company and other similar companies will achieve efficiencies in their individual Year 2000 plans through the sharing of information and joint testing.

The Company has  established  a Year 2000 team which will consist of a part-time
Program  Manager,   one  full-time  Project   Administrator  and  one  full-time
consultant as the day-to-day  Project  Manager when fully  staffed.  The

Program Manager will be accountable directly to the Company's senior management team, who in turn is accountable to the Company's general partner. The Year 2000 team will also involve certain individuals in the Company who are subject matter experts, for example, engineering and information technology.

The Year 2000 Compliance Plan, which the Company expects to be rolled-out during the fourth-quarter of 1998, consists of an Awareness Program, a Prevention Program and a "Find And Fix" Program. The Awareness Program is designed to educate employees and customers on the implications of Year 2000 Issues. Employees will be trained on the Company's Year 2000 Compliance Plan and their role in the success of the Plan will be communicated. The Prevention Program is expected to prevent new problems from arising while the Company resolves existing problems. For example, since October 30, 1998, the Company has required a Year 2000 compliance warranty on all purchase orders to ensure that vendors ship to the Company only equipment that they have warranted is Year 2000 compliant. The "Find And Fix" Program includes three phases: Inventory,
Assessment and Remediation, and will initially focus on mission critical business processes.

The Inventory phase consists of taking a physical inventory of all susceptible business components within each mission critical business process. A physical inventory of the components used in certain of the Company's mission critical business processes was initiated in the current year. This inventory consists of specifically identifying each component/system (both internal and external systems) of a mission critical business process. Internal systems include computer systems and related software (information technology systems) as well as systems and devices that manage the distribution of cable television service to customers (non information technology systems). External systems include the Company's third party billing service provider and subscriber management system, banking partners (including cash management, lockbox providers and lenders) and programming providers. An end product of the Inventory phase will be a comprehensive data base (the "Project Database") which will allow the Company to review any Company business component by, among other attributes, manufacturer/supplier, geographic location, compliance status or asset class. The Company has also initiated the process of communicating with its significant suppliers and service providers to determine their position with regard to Year 2000 Issues and evaluating the potential impact on the Company if those third parties fail to remediate their own Year 2000 Issues. Material relationships with third parties include utility companies (providing power to the cable plant), telephone companies (providing communication lines for use in customer contact, employee communications and in data transfer related to subscriber and billing management information systems) and programming and equipment vendors (providing the product distributed by the Company as well as maintenance and construction materials).

As specific inventories are being completed, the Year 2000 team will focus on Assessing each business component's vulnerability to Year 2000 Issues. The Assessment phase requires management attain a high degree of confidence that the Company prevents Year 2000 problems with respect to components of mission critical business processes and minimize such problems in other non-critical areas, while controlling replacement costs. To ensure that the most at-risk components/systems are assessed first, the initial task in the Assessment stage is the prioritization of each equipment/system in the Project Database. Each item of inventory will be reviewed for Year 2000 compatibility first by cross-referencing the Project Database to materials received from vendors, industry groups and other MSO's, second by contacting vendors as necessary and finally, by making an "in-house" determination of compatibility where no other information is available. The end product of the Assessment phase is the determination of whether a given component/system is to be replaced or upgraded or whether specific contingency plans are needed.

Remediation (i.e., actually fixing) will then be performed and a non-compliant component with either be repaired, replaced or upgraded to a compliant system or component. The Remediation phase, includes processes designed to ensure that each remediating action will 1) definitely solve the Year 2000 Issue in question, 2) be performed at the most reasonable overall cost to the Company and
3) take place in accordance with the overall strategic technical direction of the Company. Remediation phase processes will also include Dependent Testing, to verify that remediations do not introduce new Year 2000 problems and Implementation Planning, to schedule wide-spread implementation of remediations. If Remediation is determined to be impossible with respect to a business component, the Year 2000 team will create an appropriate contingency plan.

As of September 30, 1998, the Company's overall progress in the "Find and Fix" Program is as follows:

       --------------- ------------------------------ ----------------------------- ---------------------
                       Percentage of all components       Percentage Complete             Expected
       Phase              currently in phase (i)             of Phase (ii)            Completion Date
       --------------- ------------------------------ ----------------------------- ---------------------
       Inventory                    75%                          < 15%              January 31, 1999
       Assessment                  < 15%                          < 5%              February 28, 1999
       Remediation                  < 5%                          < 1%              November 30, 1999

(i) Represent the number of components in each phase as compared to the total number of components to be addressed.
(ii)      Represents the percentage complete of the phase itself.

The completion dates set forth above are based on the Company's current expectations. No assurances can be given as to whether each of the phases will be completed on schedule due to uncertainties which are inherent in the remediation of Year 2000 Issues.

As the Company has not yet identified each of its non-compliant systems (either internal or external), the costs to address the Year 2000 Issue are uncertain. However, to date the Company has expended approximately $30,000 in third-party consulting fees and expects to spend approximately $625,000 in replacing certain electronic headend equipment by December 31, 1998. The Company also expects to expend an additional $300,000 for both external and internal resources in conjunction with the Year 2000 project team through December 31, 1999. Additionally, the Company expects to budget approximately $25,000 in incremental operating expenses and in excess of $1,000,000 in incremental capital expenditures for fiscal year 1999 to complete the Year 2000 Compliance Plan. It is not known, at this point in time, if these budgeted amounts will be sufficient to identify and correct the Company's Year 200 Issues.

While management believes that the Year 2000 Compliance Plan will significantly reduce the risks associated with the transition to the year 2000 through a process of Inventory, Assessment and Remediation, the Company has yet to develop or implement any significant contingency plans. There can be no assurance that the Company will identify all Year 2000 Issues or that the Company will be able to remedy each Year 2000 Issue. A failure to sufficiently correct a material Year 2000 problem could cause the Company to suffer an interruption or a failure of certain important business operations. Additionally, the failure of a material external (third-party) system may cause the Company to experience an interruption or a failure of certain important business operations. The interruption or failure by the Company in an important business operation may cause a material, adverse impact on the Company's financial position. It is not management's intention that certain information technology and technical enhancement projects planned by the Company will be deferred as a result of the cost to address Year 2000 Issues. Additionally, although management believes that a combination of cash from operations and indebtedness will fund the costs associated with correcting Year 2000 Issues, no assurances can be given that costs ultimately required to be paid to ensure the Company's Year 2000 readiness will not have an adverse effect on the Company's financial position.

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Amended and Restated Agreement of Limited Partnership of FVOP.
                (3)
        3.2     Certificate of Limited Partnership of FVOP. (1)
        3.9 Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        27.4 Financial Data Schedule as of and for the three months and nine month periods ended September 30, 1998.
        ---------------

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


                                     FRONTIERVISION OPERATING PARTNERS, L.P.


Date:  November 12, 1998             By:      FrontierVision Holdings, L.P., its
                                              general partner,
                                     By:      FrontierVision Partners, L.P., its
                                              general partner
                                     By:      FVP GP, L.P., its general partner
                                     By:      FrontierVision Inc., its general
                                              partner
                                     By:      /s/ ALBERT D. FOSBENNER
                                              -----------------------
                                              Albert D. Fosbenner
                                              Vice President and Treasurer
                                              (Principal Accounting and Duly
                                              Authorized Officer)


                                     FRONTIERVISION CAPITAL CORP.


Date:  November 12, 1998             By:     /s/ ALBERT D. FOSBENNER
                                             -----------------------
                                             Albert D. Fosbenner
                                             Vice President and Treasurer
                                             (Principal Accounting and Duly
                                             Authorized Officer)