Form 10-K
period 1998-12-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1999-03-26
CIK 1019504, 1020291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

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

                           Yes [x]                              No [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Number of shares of common stock of FrontierVision Capital Corporation outstanding as of March 26, 1999: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS



                                     PART I
Item 1.           BUSINESS.
                  FrontierVision.................................................................   4
                  Development of the Systems ....................................................   4
                  System Descriptions............................................................   5
                  Technological Developments.....................................................   7
                  The Cable Television Industry..................................................   7
                  Programming, Service and Rates.................................................   8
                  Marketing, Customer Service and Community Relations ...........................   9
                  Franchises ....................................................................  10
                  Competition ...................................................................  11
                  Employees .....................................................................  14
                  Legislation and Regulation ....................................................  14

Item 2.           PROPERTIES. ...................................................................  22

Item 3.           LEGAL PROCEEDINGS..............................................................  23

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  23



                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................................  24

Item 6.           SELECTED FINANCIAL DATA........................................................  24

Item 7.           MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.
                  Introduction...................................................................  26
                  Results of Operations .........................................................  27
                  Liquidity and Capital Resources ...............................................  28

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK...........................................................................  33

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..................................  34

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE. ..........................................  34







                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                  Directors and Executive Officers of FrontierVision Inc.........................  35
                  Advisory Committee ............................................................  37

Item 11.          EXECUTIVE COMPENSATION.
                  Deferred Compensation Plan.....................................................  38
                  Compensation Committee Interlocks and Insider Participation ...................  38

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................  39

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................  40



                                     PART IV
Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.
                  Financial Statements ..........................................................  41
                  Financial Statement Schedules .................................................  43
                  Exhibits ......................................................................  43
                  Reports on Form 8-K ...........................................................  43

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANT'S
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF
THE EXCHANGE ACT ................................................................................  44


GLOSSARY ........................................................................................  45

FINANCIAL STATEMENTS ............................................................................ F-1

FINANCIAL STATEMENT SCHEDULES ................................................................... S-1

EXHIBITS


                                     PART I

Item 1.           Business

We own, operate and develop cable television systems in small and medium-sized suburban and exurban communities in the United States. As of December 31, 1998, we were one of the twenty largest operators of cable television systems (a multiple system operator) in the United States, owning systems which passed approximately 1,007,100 homes and served approximately 702,200 basic subscribers.

On February 22, 1999, the owners of our general partner, FrontierVision Partners, L.P. (which we refer to as "FVP"), entered into a definitive agreement to sell their ownership interests in our company to Adelphia Communications Corporation. This change in our ownership is likely to have a significant effect on our continued operations. We expect to continue the execution of our business plan through the closing of this transaction, which is currently expected to occur during the third-quarter of 1999.

We were organized in 1995 under the laws of the State of Delaware and our headquarters are located at 1777 South Harrison Street, Suite P-200, Denver, Colorado, 80210. Our telephone number is (303) 757-1588 and we may be reached by e-mail at InvestorRel@FVP.com.

FrontierVision

Since closing our first acquisition in November 1995, we have completed over 30 acquisitions and have established significant critical mass and subscriber density within our targeted geographic markets. The following table illustrates our growth and operating characteristics of our systems through December 31, 1998.

                               --------------------------------------------------------------------------------------
                                                          Basic                Premium               Total Revenue
                                Homes Passed           Subscribers              Units               (In Thousands)
                               ----------------       ---------------       --------------         ------------------

December 31, 1995                   125,300                92,700                 35,700                    4,369
December 31, 1996                   498,900               356,400                152,100                   76,464
December 31, 1997                   817,000               559,800                275,400                  145,126
December 31, 1998                 1,007,100               702,200                285,300                  245,134


We have established three primary operating clusters in New England, Ohio and Kentucky, with a fourth, smaller group of cable television systems in the Southeast. As of December 31, 1998, over 90% of our subscribers were within our three primary operating clusters. We are currently the second largest multiple system operator in Kentucky, the largest multiple system operator in Maine and the third largest multiple system operator in Ohio.


Development of the Systems

We were organized in 1995 to exploit acquisition opportunities in the cable television marketplace created by the confluence of several economic, regulatory, competitive and technical forces. The cable television industry has experienced rapid and continuing consolidation over the last several years for various reasons. Operators have been faced with the need for increased levels of capital expenditures to expand channel capacity and have recently begun to face the threat of competition from new market entrants, including DBS services and telephone company video programming services. Many smaller multiple system operators, particularly those that were acquisitive during the late 1980's and purchased systems at prices significantly higher than those paid by us, sought liquidity for their investors or were constrained from accessing additional capital to upgrade or rebuild aging plant to remain competitive with other video programming providers. More recently, larger multiple system operators have embarked on their own program of divesting or trading less strategic systems to redirect their resources to major urban and suburban markets.

As a result of this supply and demand anomaly, we have been able to selectively acquire cable television properties from both small and large multiple system operators, thereby establishing core geographic clusters and subscriber mass. The following table summarizes our acquisitions through December 31, 1998:


                                                            -----------------------------------------------
                                                                                     Purchase       Basic
                                                                                     Price(1)   Subscribers
Predecessor Owner                                                Date Acquired    (in millions) Acquired(2)
-----------------                                             -----------------   ------------  -----------
United Video Cablevision, Inc. ............................    November 9, 1995     $     120.8      87,400
Longfellow Cable Company, Inc. ............................   November 21, 1995             6.1       5,100
C4 Media Cable Southeast, Limited Partnership..............    February 1, 1996            47.6      40,400
Americable International Maine, Inc........................      March 29, 1996             4.8       3,350
Cox Communications.........................................       April 9, 1996           136.0      77,200
Phoenix Grassroots Cable Systems, LLC......................     August 29, 1996             9.3       7,400
Triax Southeast Associates, L.P............................     October 7, 1996            84.7      53,200
American Cable Entertainment of Kentucky-Indiana, Inc......     October 9, 1996           146.0      83,250
SRW, Inc.'s Penn/Ohio Cablevision, L.P.....................    October 31, 1996             3.8       3,225
SRW, Inc.'s Deep Creek Cable TV, L.P. .....................   December 23, 1996             3.0       2,175
Bluegrass Cable Partners, L.P..............................      March 20, 1997             9.9       7,225
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc.....................................................      March 31, 1997             1.7       1,450
Milestone Communications of New York, L.P. ................      March 31, 1997             2.8       2,125
Triax Associates I, L.P....................................        May 30, 1997            34.5      20,700
Phoenix Front Row Cablevision .............................        May 30, 1997             6.8       5,250
PCI Incorporated...........................................     August 29, 1997            13.5       7,750
SRW, Inc.'s Blue Ridge Cable Systems, L.P..................   September 3, 1997             4.1       4,550
Harold's Home Furnishings, Inc.............................    October 31, 1997             1.5       1,480
A-R Cable Services - ME, Inc...............................    October 31, 1997            78.2      54,300
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture..........................................    December 2, 1997            34.5      22,100
Cox Communications, Inc....................................   December 19, 1997           203.0      85,400
TVC-Sumpter   Linked   Partnership   and   North   Oakland
Cablevision                                                       March 6, 1998            14.2       8,100
    Partners  Limited Partnership ........................
TCI Cablevision of Ohio, Inc...............................       April 1, 1998            10.0       6,000
New England Cablevision of Massachusetts, Inc. ............       April 3, 1998            44.7      26,500
Ohio Cablevision Network, Inc..............................       July 31, 1998            38.0      19,700
Appalachian Cablevision of Ohio............................   September 1, 1998             0.3         280
Unity Cable Television, Inc................................  September 30, 1998             0.8         590
State Cable TV Corporation ................................    October 23, 1998           188.2      75,000
Paint Valley Cable Company, Inc............................    October 30, 1998             1.7       1,300
Casco Cable Television, Inc................................   November 30, 1998             3.2       2,185
 ____________

(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600 subscribers to systems that were sold by FrontierVision in 1996.

On January 7, 1999, we sold nine cable systems located in eastern Tennessee and western North Carolina to Helicon Partners I, LP. The systems served a total of approximately 4,400 basic subscribers in smaller, rural communities in western Tennessee and eastern North Carolina. The systems were part of our Southeast operating region. In addition, on February 17, 1999 we entered into an asset exchange agreement to obtain one Kentucky system serving approximately 6,200 subscribers outside of Lexington, Kentucky in exchange for one of our existing Kentucky systems serving approximately 4,800 subscribers south of Cincinnati, Ohio and approximately $3.1 million of cash. There can be no assurance that the system trade will be consummated or that we can successfully integrate any acquired business with our existing operations.


System Descriptions

Our cable television systems consist of three primary clusters--New England, Ohio and Kentucky--with a fourth, smaller group of systems in the Southeast. The following chart provides certain operating and technical profile statistics as of December 31, 1998 for our cable systems.


                                               -----------------------------------------------------------------
                                                New England     Ohio       Kentucky    Southeast      Total
                                                  Cluster      Cluster      Cluster      Region      Systems
                                               -----------------------------------------------------------------
Homes passed...................................   351,300      383,200      172,600     100,000     1,007,100
Basic subscribers..............................   248,000      268,800      123,700      61,700       702,200
Basic penetration..............................     70.6%        70.1%        71.7%       61.7%         69.7%
Premium units..................................   107,400      119,700       37,800      20,400       285,300
Premium penetration............................     43.3%        44.5%        30.6%       33.1%         40.6%
Digital cable television subscribers...........       744        2,929         None       1,358         5,031
Average  monthly  revenue per basic  subscriber    $33.20       $35.85       $34.20      $26.95        $33.84
(1)............................................
Number of headends.............................        87           87           38          46           258
Percentage   of   subscribers   with  at  least
54-channel                                           63.7%        76.8%        57.6%      32.1%         65.6%
   capacity....................................

 ___________
(1) Average monthly revenue per basic subscriber equals revenue for the month ended December 31, 1998 divided by the number of basic subscribers as of the end of such period.

New England Cluster. The systems in our New England cluster passed approximately 351,300 homes and served approximately 248,000 basic subscribers and 107,400 premium units as of December 31, 1998. The New England cluster is comprised primarily of systems located in communities in southern, middle and coastal Maine, central New Hampshire, northeastern Massachusetts and northern Vermont. Of the Maine systems' approximately 168,400 total subscribers, approximately 155,000 subscribers are located in Augusta, Bangor and Lewiston and contiguous communities or in nearby coastal communities. Most of the approximately 45,300 subscribers in New Hampshire are located in Lebanon and surrounding communities, the 27,100 Massachusetts subscribers are located within 30 miles of suburban Boston and most of the 7,200 Vermont subscribers are located within 20 miles of Burlington, the state's largest city. Approximately 63.7% of our subscribers in the New England cluster are offered at least 54 channels, including 750 MHz design systems in Amesbury and Glouchester, Massachusetts and Augusta, Maine and 550 MHz design systems in Waterville and Rockland, Maine.

Ohio Cluster. Systems in the Ohio cluster passed approximately 383,200 homes and served approximately 268,800 basic subscribers and 119,700 premium units as of December 31, 1998. The majority of the subscribers in the Ohio cluster are located in northwest Ohio, extending from the northern suburbs of Toledo south along the Indiana state border, and central Ohio, south and east of suburban Columbus to the Ohio River. Approximately 76.8% of the our subscribers in the Ohio cluster are offered at least 54 channels, including 550 MHz design systems in Ashland, Kentucky and Newark and New Philadelphia, Ohio.

Kentucky Cluster. The systems in the Kentucky cluster passed approximately 172,600 homes and served approximately 123,700 basic subscribers and 37,800 premium units as of December 31, 1998. A single regional customer service center in Richmond, Kentucky serves all Kentucky subscribers, the majority of which reside in outlying communities of Lexington, Kentucky and Cincinnati, Ohio. Approximately 57.6% of our subscribers in the Kentucky cluster are offered at least 54 channels, including 550 MHz design systems in Nicholasville, Kentucky and Delhi, Ohio and 750 MHz design systems in Madison, Indiana and Winchester, Kentucky.

Southeast Systems. The Southeast systems passed approximately 100,000 homes and served approximately 61,700 basic subscribers and 20,400 premium units as of December 31, 1998. The Southeast systems at December 31, 1998 were comprised of groups of systems located in the following states:

     o Tennessee, serving approximately 23,000 basic subscribers
     o North Carolina, serving approximately 13,400 basic subscribers
     o Virginia, serving approximately 17,300 basic subscribers, and
     o Maryland/Pennsylvania, serving approximately 8,000 basic subscribers

The Tennessee systems are located primarily in Greeneville, Tennessee and surrounding communities; the North Carolina systems are located near Rocky Mount, North Carolina; and the Virginia systems are located in north central Virginia between Charlottesville and Winchester and in Eastern Virginia, near Richmond. The Maryland/Pennsylvania systems are located along the Maryland and
Pennsylvania   border,   approximately  120
miles west of Washington, D.C. Approximately 32.1% of the current plant design in the Southeast region is at least 54 channels.


Technological Developments

The following tables set forth certain information regarding the channel capacities and miles of plant and the average number of subscribers per headend for our cable systems as of December 31, 1998.


                                             ----------------------------------------------------------------
                                               <220 MHz:  221-399 MHz:400-549 MHz:550-750 MHz:
                                               Up to 32     33 to 53    54 to 77    78 to 110
                                               Channels     Channels    Channels    Channels       Total
                                             ----------------------------------------------------------------
        Miles of plant.......................     362        11,033      10,819      3,594         25,808
        % miles of plant.....................    1.4%         42.8%       41.9%      13.9%         100.0%
        % of basic subscribers...............    1.3%         33.1%       44.1%      21.5%         100.0%

                                       ----------------------------------------------------------------------
                                                         Number of Subscribers Per Headend
                                       ----------------------------------------------------------------------
                                                    1,001-     5,001-     10,001-
                                           <1,000    5,000      10,000      20,000     >20,001     Total
     --------------------------------------------------------------------------------------------------------
        # of subscribers..............    58,300   191,620      126,010    130,930     195,340     702,200
        % of subscribers..............      8.3%      27.3%       18.0%      18.6%       27.8%      100.0%


Our cable systems have an average capacity of approximately 59 analog channels and delivered an average of 50 analog channels of programming to our subscribers as of December 31, 1998. Approximately 64% of our subscribers are served by systems with more than 5,000 subscribers and approximately 46% are served by systems serving more than 10,000 subscribers. We believe that our current excess channel capacity and significant number of larger systems will allow us to cost effectively introduce new service offerings.

Recently, digital cable television has become commercially viable with technological cost reductions. We believe that this development will allow us to increase services to our subscribers. As of December 31, 1998, we had successfully launched digital cable television services in 12 of our systems and were in the process of installing necessary headend equipment for launches in additional systems. As of March 15, 1999, we had introduced digital cable television to approximately one-third of our basic cable subscribers.


The Cable Television Industry

Our cable television systems receive television, radio and data signals that are transmitted to the system's headend site by means of off-air antennas, microwave relay systems and/or satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial, and in some instances, fiber optic cable, to customers who pay a fee for this service. In some cases, we may also originate our own television programming and other information services for distribution through the system. Our cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

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

Our cable television systems offer customers various levels, commonly known as "tiers," of cable services consisting of:

     o off-air television signals of local network, independent and educational stations;
     o a limited number of television signals from so-called "superstations" originating from distant cities (such as WGN-TV);
     o various satellite-delivered, non-broadcast channels (such as Cable News Network, MTV: Music Television, the USA Network, Entertainment and Sports Programming Network and Turner Network Television);
     o certain programming originated locally by the cable television system (such as public, governmental and educational access programs); and
     o informational displays featuring news, weather, stock market and financial reports and public service announcements.

For an extra monthly charge, our cable television systems also offer premium television services to their customers. These services (such as Home Box Office
(R), Showtime (R) and regional sports networks) are satellite-delivered channels consisting principally of feature films, live sports events, concerts and other special entertainment features, usually presented without commercial interruption.

Customers generally pay an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute our primary source of revenue. In addition to customer revenue from these services, we also generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming networks, such as MTV: Music Television, the USA Network, and Entertainment and Sports Programming Network. We also offer to our customers home shopping services, which pay our systems a share of revenue from sales of products in the systems' service areas.


Programming, Services and Rates

We have various contracts to obtain basic and premium programming for our systems from program suppliers whose compensation is typically based on a fixed fee per customer. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to us. In particular, we have negotiated programming agreements with premium service suppliers that offer cost incentives to us under which premium service unit prices decline as certain premium service growth thresholds are met. Our successful marketing of multiple premium service packages emphasizing customer value has enabled us to take advantage of such cost incentives.

We are a member of a programming consortium consisting of small to medium-sized cable companies serving, in the aggregate, over eight million cable subscribers. The consortium was formed to help create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small to medium-sized operators. We also have various retransmission consent arrangements with commercial broadcast stations. Some of these consents require direct payment of nominal fees for carriage. In some other instances no payment is required; however, we have entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations.

Although services vary from system to system due to differences in channel capacity, viewer interests and community demographics, the majority of our systems offer a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air and local public, governmental, home-
shopping and leased access channels. The majority of our systems offer, for a monthly fee, an expanded basic tier of "superstations" originating from distant cities (such as WGN-TV), various satellite-delivered, non-broadcast channels
(such as Cable News Network, MTV: Music Television, the USA Network, Entertainment and Sports Programming Network) and certain programming originated locally by the cable system (such as public, governmental and educational access programs) providing information with respect to news, time, weather and the stock market. In addition to these services, our systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as Home Box Office (R), Showtime (R), Cinemax (R) The Movie Channel(TM), and Starz!. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by our systems both on an a la carte basis and as part of premium service packages designed to enhance customer value and to enable us systems to take advantage of programming agreements offering cost incentives based on premium unit growth. Subscribers may subscribe for one or more premium units.

Subscriber rates vary from market to market and in accordance with the type of service selected. As of December 31, 1998, the combined average monthly service rate in our cable systems was $26.15 for the basic and expanded basic service tiers. Our subscriber service rates reflect reductions required in response to federal rate regulation. A one-time installation fee, which may be waived in whole or in part during certain promotional periods, is charged to new subscribers. Management believes that the Company's rate practices are generally consistent with the current practices in the industry. For additional information on rate regulation of our services, see "Legislation and Regulation -- Rate Regulation."


Marketing, Customer Service and Community Relations

We market and promote cable television services with the objective of adding and retaining customers and increasing subscriber revenue. We actively market basic and premium program packages through a number of coordinated marketing techniques, which include:

     o    direct consumer sales and subscriber audit programs;
     o    direct mail for basic and upgrade acquisition campaigns;
     o    monthly subscriber statement inserts;
     o local newspaper and broadcast/radio advertising where population densities are sufficient to provide a reasonable cost per sale; and
     o    cross-channel promotion of new services and pay-per-view.

We have a single centralized telemarketing center to provide the outbound telemarketing support for all operating regions. Using a predictive dialing system platform, the operation is focused on:

     o    basic and pay unit acquisition;
     o    delinquent account collection activities;
     o    customer satisfaction surveys; and
     o    targeted marketing campaigns.

We are dedicated to providing superior customer service. To meet this objective, we provide our customers with a full line-up of programming, a wide variety of programming options and packages, timely and reliable service and improved technical quality. Our employees receive ongoing training in customer service, sales and subscriber retention and technical support. In general, following a new installation, a customer service representative will follow up by telephone contact with the subscriber to assess the quality of installation and the service the subscriber is receiving and to ensure overall subscriber satisfaction. Customer service representatives and technicians are also trained to market upgrades or cross-sell services at the point of sale of service. As part of our consolidation efforts, we have established centralized customer service facilities, increased hours of operation, and installed state-of-the-art telephone, information and billing systems to improve responsiveness to customer needs. In addition, we have retained local payment and technical offices to maintain a local presence and visibility within the communities we serve.

Recognizing that strong governmental, franchise and public relations are crucial to our overall success, we maintain and improve the working relationships with all governmental entities within the franchise areas. Regional management meets regularly with local officials for the purposes of keeping them advised on our activities within the communities, to receive information and feedback on our standing with officials and customers alike and to ensure that we can maximize our growth potential in areas where new housing development is occurring or where significant technical plant improvement is underway. The regional management is also responsible for franchise renewal negotiations as well as the maintenance of Company visibility through involvement in various community and civic organizations and charities. In addition, we have hired experienced community relations personnel in its New England, Ohio and Kentucky clusters to enhance local visibility and long-term relationships.


Franchises

Our cable  television  systems are  generally  constructed  and  operated  under
non-exclusive  franchises  granted  by  local  governmental   authorities.   Our
franchises typically contain many conditions, such as:

     o    time limitations on commencement and completion of construction; and
     o    conditions  of  service,   including  number  of  channels,  types  of
          programming and the provision of free service to schools and certain other public institutions.

The provisions of local franchises are subject to regulation under state and federal law, including the Communications Act of 1934, as amended, the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996, as well as the rules, regulations and policies of the FCC and applicable state agencies. For additional information on the federal and state regulation of our cable services and operations, see " Legislation and Regulation."

As of December 31, 1998, we held 744 franchises. These franchises, most of which are non-exclusive, provide for the payment of fees to the issuing authority. Generally, such franchise fees are passed through directly to the customers. Federal law prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenue and also permits us to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

Approximately 94% of our basic subscribers are in service areas that require a franchise. The table below groups the our franchises by date of expiration and presents the approximate number and percentage of basic subscribers for each group of franchises as of December 31, 1998.


                                                 -----------------------------------------------------
                                                             Percentage of              Percentage of
                                                  Number of      Total       Number of   Franchised
           Year of Franchise Expiration           Franchises   Franchises   Subscribers  Subscribers
                                                 -----------------------------------------------------
           1997 through 2001...................         348          47%      288,400            44%
           2002 and thereafter.................         396          53%      368,500            56%
                                                   --------     --------    ---------     ----------
            Total..............................         744         100%      656,900           100%

Federal law provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If a franchise renewal is denied and the franchising authority acquires ownership of our system or effects a transfer of our system to another person, we generally are entitled to the "fair market value" for the system covered by such franchise. In addition, federal law established comprehensive renewal procedures which requires that our renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

We believe that we generally have very good relationships with our franchising communities. We have never had a franchise revoked or failed to have a franchise renewed. In addition, all of our franchises eligible for renewal have been renewed or extended at or prior to their stated expirations.


Competition

Our cable systems compete with a number of different sources of news, information and entertainment, including:

     o local television broadcast stations that provide free off-air programming which can be received in many communities by using a roof-top antenna and television set;
     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises;
     o satellite master antenna television systems, commonly known as SMATV systems, which generally serve condominiums, apartment and office complexes and private residential developments, but do not use or cross public rights-of-way;
     o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers;
     o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders;
     o    interactive online computer services;
     o    newspapers, magazines and book stores;
     o    movie theaters;
     o    live concerts and sporting events; and
     o    home video products, including videotape cassette recorders.

Our cable systems will be competitive with other businesses providing similar communications services if we provide, at a reasonable price to our subscribers, superior technical performance, superior customer service and a greater variety of video programming and other communications services than are available off-air or through other alternative delivery sources.

Modifications to federal law in 1996 changed the regulatory environment in which our cable systems operate. Federal law now allows local exchange carriers, commonly known as LECs or local telephone companies, and other businesses to provide directly to subscribers a wide variety of video services that are competitive with our communications services. Some local telephone companies:

     o provide video services within and outside their telephone service areas through a variety of distribution methods, including broadband cable networks and wireless transmission facilities; and
     o have announced plans to construct and operate cable communications systems in various states.

Local telephone companies and other businesses with significant financial resources construct and operate communications facilities that provide access to the Internet; such facilities also transmit and distribute to homes and businesses interactive computer-based services, data and other non-video services. Our cable systems may be at a competitive disadvantage if the delivery of video and interactive online computer services by local telephone companies becomes widespread because local telephone companies are not required in certain circumstances to obtain local franchises to deliver these communications services or to comply with the variety of obligations that are imposed upon our cable systems under our franchises. We cannot predict the likelihood of success of competing video or broadband service ventures by local telephone companies or other well-financed businesses. Nor can we predict the impact of these competitive ventures on our cable systems and other businesses. For more information about the federal and state laws and regulations governing our businesses, see "Legislation and Regulation".

We operate our cable systems in the communities we serve generally pursuant to non-exclusive franchises that are negotiated with and issued by a community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits local franchising authorities from unreasonably denying requests for additional franchises, and it permits local franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

In the past few years Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, direct broadcast satellite service, commonly known as DBS service, whereby signals are transmitted by satellite directly to small receiving dishes located on the customer's property. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 7.2 million individual households, condominiums, apartment and office complexes in the United States. DBS providers typically offer to their subscribers more than 150 channels of programming including:

     o    news channels;
     o    movies;
     o    broadcast stations;
     o    live concerts and sporting events; and
     o other program services similar to those program services provided by cable systems.

DBS systems use video compression technology to increase significantly the channel capacity of their systems, and digital technology to improve significantly the technical quality of the signals transmitted to subscribers. DBS service currently has certain competitive advantages and disadvantages compared to cable service. The advantages of DBS service include more programming, greater channel capacity, and the digital quality of the signals delivered to subscribers. The disadvantages of DBS service compared to cable service include high up-front customer equipment and installation costs and a lack of local programming and local service. The FCC and Congress are presently considering proposals that will enhance the ability of DBS providers and other video program distributors to gain access to additional programming and to transmit local broadcast signals to local markets. These proposals, if adopted, will likely increase competition to our cable systems.

Two major companies, DirecTV and EchoStar Communications Corporation, are currently offering nationwide high-power DBS services. Additionally, Primestar, Inc. currently offers video programming to subscribers from a medium-power DBS satellite system. DirecTV and Primestar recently reported that DirecTV and its parent company are acquiring Primestar's medium-power DBS business and the high-power DBS business of Tempo, a subsidiary of Primestar. EchoStar recently announced that it is acquiring a high-power DBS license from MCI Telecommunications Corporation and two satellites currently under construction from News Corp. Various agencies of the federal government must still approve these transactions; however, if they are completed, DirecTV and EchoStar will significantly enhance the number of channels on which they can provide programming to subscribers and may improve significantly their competitive positions against cable operators. We are unable predict the impact these transactions may have on our business and operations.

Our cable systems also compete for subscribers with satellite master antenna systems, commonly known as SMATV or satellite TV systems. Satellite TV systems serve condominiums, apartment and office complexes and private residential developments and, because they do not use public rights-of-way, they typically are not subject to regulation like local franchised cable operators. Satellite TV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. In addition, some satellite TV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. Satellite

TV operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to these private complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by satellite TV operators is uncertain. However, we are developing competitive packages of services (video and data) to offer to these residential and commercial developments.

Cable systems also compete with wireless program distribution services such as multichannel, multipoint distribution services, commonly known as MMDS or wireless cable systems, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers. The FCC, which licenses wireless cable systems, has authorized wireless cable systems to operate in areas served by our cable systems. Individual households also receive many of the satellite-delivered program services formerly available only to cable subscribers through the use of reasonably priced home satellite dishes. Federal law enhances the ability of cable competitors to purchase certain satellite-delivered cable programming at competitive costs. Federal law also significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services. We are unable to predict whether wireless video services, satellite TV operations or home satellite dish use will have a material impact on our business and operations.

Some of our cable systems are currently offering or plan to offer interactive online computer services to subscribers. These cable systems will compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs;
     o    local telephone companies; and
     o    long distance telephone companies.

Recently a number of companies, including local telephone companies and ISPs, have requested local authorities and the FCC to require cable operators to provide open access to cable operators' broadband infrastructure so that these companies may deliver Internet and other communications services directly to customers over the operators' broadband facilities. In a recent report to Congress, the FCC declined to institute an administrative proceeding to examine this issue because, in part, it believes that multiple methods of increasing bandwidth are or soon will be made available to a broad range ISPs and the public. At the present time, several local jurisdictions are attempting to impose open access obligations on other cable operators as a condition for obtaining municipal consent for franchise transfers; however, such conditions are currently being challenged in court. Although the FCC currently is refraining from imposing conditions on the availability of cable operators' broadband facilities to other competing companies, the FCC, Congress, and state and local regulatory authorities will continue to monitor and consider further actions in this area.

The deployment by certain local telephone companies of Asymmetric Digital Subscriber Line technology, known as ADSL, will allow Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. A number of large companies in the telecommunications and technology industries, including the Regional Bell Operating Companies, GTE Corporation, Microsoft, Compaq Computer Corporation and Intel Corporation, have formed a working group to accelerate the deployment of ADSL service. Several telephone companies have initiated ADSL service and have requested the FCC to fully deregulate packet-switched networks to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of the online services offered by our competitors or the impact on our business and operations of these competitive ventures.

We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, to occur in the future. For a detailed discussion of the legislative and regulatory factors effecting our business and operations, see "Legislation and Regulation". Other new technologies and services may develop in the future and may compete with services that our cable systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on the cable industry or on our business and operations.


Employees

At December 31, 1998, we had approximately 1,206 equivalent full-time employees, fourteen of whom belonged to a collective bargaining unit. We consider our relations with our employees to be good.


Legislation and Regulation

A federal law known as the Communications Act of 1934, as amended, establishes a national policy to guide the regulation, development and operation of cable communications systems. In 1996, a comprehensive amendment to the Communications Act became effective and is expected to promote competition and decrease governmental regulation of various communications industries, including the cable television industry. However, until the desired competition develops, various federal, state and local governmental units will have broad regulatory authority and responsibilities over telecommunications and cable television matters. The courts, especially the federal courts, will continue to play an important oversight role as the statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

The Communications Act allocates principal responsibility for enforcing the federal policies between the FCC, state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. We expect that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws.

THE COMMUNICATIONS ACT AND FCC REGULATIONS

The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates;
     o the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;
     o the use of our cable systems by the local franchising authorities, the public and other unrelated companies;
     o    our franchise agreements with local governmental authorities;
     o    cable system ownership limitations and prohibitions; and
     o    our use of utility poles and conduit.

Rate Regulation

The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment, as well as for certain non-basic cable programming services. Federal law prohibits rate regulation of cable services and customer equipment only in communities that are subject to "effective competition," as defined by federal law. Federal law also prohibits the regulation of cable operators' rates where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities.

Where there is no effective competition to the cable operator's services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

     o the lowest level of programming service offered by the cable operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise; and
     o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the operator's rates.

Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that we and the local franchising authority must use in connection with the regulation of our basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, we may also justify our rates using a detailed and complicated cost-of-service methodology. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of our actual cost plus a reasonable profit, as defined by the FCC.

If the local franchising authority concludes that our rates are too high under the FCC's rate rules, the local franchising authority may require us to reduce our rates and to refund overcharges to subscribers with interest. We may appeal adverse local rate decisions to the FCC. Approximately 125 of the communities served by our cable systems, representing approximately 12% of the communities we serve, currently regulate our basic service and equipment rates. The Communications Act and the FCC's regulations also permit franchising authorities to file complaints with the FCC concerning rates we charge for certain non-basic cable programming services tiers. Only one of the communities we serve, representing approximately 1% of our subscribers, has a complaint pending with the FCC challenging the rates we charge for the non-basic cable programming service tier.

The FCC also adopted several years ago comprehensive and restrictive regulations that allow us to modify our regulated rates on a quarterly or annual basis using various methodologies that account for changes in:

     o    the number of regulated channels;
     o    inflation; and
     o certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

The Communications Act prohibits regulation of certain non-basic rates, and in some cases basic rates, of qualified small cable operators, as defined by federal law. For certain other small cable operators who continue to be subject to rate regulation, the FCC has adopted regulations designed to reduce the substantive and procedural burdens of rate regulation on qualified small cable systems, as defined by federal law. The regulatory benefits accruing to qualified small cable systems under certain circumstances remain effective even if such systems are subsequently acquired by a larger cable operator. Many of our cable systems currently satisfy the FCC's small system eligibility criteria and are eligible to use the FCC's simplified rate methodology and procedures to justify cable service and equipment rates.

The Communications Act and the FCC's regulations also:

     o prohibit the regulation of the rates charged by cable operators for programming offered on a per channel or per program basis, and for certain multi-channel groups of new non-basic programming;
     o eliminate the regulation of non-basic cable programming service tiers after March 31, 1999, although Congress may consider legislation to extend the period during which non-basic rates remain subject to regulation;
     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition; o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments; and
     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

Content Requirements

The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     o to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or
     o to negotiate with us on the terms by which we carry the station on our cable system, commonly called "retransmission consent."

The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN);
     o    commercial radio stations; and
     o    certain low-power television stations.

The FCC has also initiated an administrative proceeding to consider the requirements, if any, for mandatory carriage of digital television signals offered by local television broadcasters. We are unable to predict the ultimate outcome of this proceeding or the impact of new carriage requirements on the operation of our cable systems.

The Communications Act requires our cable systems to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until December 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Many of our cable systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement. We anticipate having significant capital expenditures over the next two to three years in order for us to meet this requirement. We are unable to predict whether the full implementation of this statutory provision in December 2002 will have a material impact on the operation of our cable systems.

To increase competition between cable operators and other video program distributors, the Communications Act and the FCC's regulations:

     o preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;
     o require such programmers to sell their programming to other video program distributors; and
     o limit the ability of such programmers to offer exclusive programming arrangements to their affiliates.

The Communications Act and FCC regulations contain restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. A three-judge federal district recently determined that this provision was unconstitutional; however, the federal government announced that it will appeal the lower court's ruling.

The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming;
     o    advertising in children's programming;
     o    political advertising;
     o    origination cablecasting;
     o    sponsorship identification; and
     o    closed captioning of video programming.

Use of Our Cable Systems by The Government and Unrelated Third Parties

The Communications Act allows local franchising authorities and unrelated third parties to have access to our cable systems' channel capacity for their own use. For example, it:

     o permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming; and
     o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

     o the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;
     o    the terms and conditions for commercial use of such channels; and
     o the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

The FCC is also considering proposals by various companies, including Internet service providers, to gain access to our cable systems on a common carrier basis. We cannot predict if these or other similar proposals will be adopted, or, if adopted, whether they will have an adverse impact on our business and operations.

Franchise Matters

We have franchises that authorize us to construct, operate and maintain our cable systems in approximately 744 communities. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

     o affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions;
     o    generally  prohibits  us  from  operating  in  communities  without  a franchise;
     o    encourages competition with existing cable systems by:

                  o allowing municipalitie to operate their own cable systems without franchises; and
                  o preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area.

     o permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;
     o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances;
     o    generally prohibits franchising authorities from:

                  o imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,
                  o imposing franchise fees on revenues we derived from providing telecommunications services over our cable systems, or
                  o restricting our use of any type of subscriber equipment or transmission technology.

     o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

Franchise fees may be passed on to subscribers and separately itemized on subscribers' bills. In 1997, a federal appellate court overturned an FCC order that had concluded a cable operator's gross revenue did not include money collected from subscribers that is allocated by the operator to pay local franchise fees. Instead, the court concluded that a cable operator's gross revenue includes all revenue received from subscribers, without deduction. The FCC subsequently determined that cable operators may "pass through" on subscribers' monthly bills any additional payments of franchise fees that franchising authorities require cable operators to make for past periods when they had relied upon the FCC's earlier decision. Various municipal groups have requested the FCC to reconsider its decision. We are unable to predict the ultimate resolution of this matter, but we do not expect that any additional franchise fees we may be required to pay to our franchising authorities will be material to our business and operations.

The Communications Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises, although under certain circumstances the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipates that our future franchise renewal prospects generally will be favorable.

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations

The Communications Act generally prohibits us from owning or operating a satellite TV or wireless cable system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate satellite TV systems in our existing franchise service areas if the programming and other services provided to the satellite TV subscribers are offered according to the terms and conditions of our local franchise agreement.

The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator. A federal district court has concluded that this subscriber limitation is unconstitutional and has delayed its enforcement; an appeal of this decision is pending in a federal appellate court. Pending further action by the federal courts, the FCC recently reconsidered it cable ownership regulations and:

     o    reaffirmed  its  30%  nationwide   subscriber   ownership  limit,  but
          maintained its voluntary stay on enforcement of that limitation pending further action;
     o reaffirmed its subscriber ownership information reporting rules that require any person holding an attributable interest (as defined by FCC rules) in cable systems reaching 20% or more of homes passed by cable plant nationwide to notify the FCC of any incremental change in that person's cable ownership interests; and
     o opened an administrative proceeding to reevaluate its cable television ownership attribution rules.

The Communications Act and FCC regulations also impose limits on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable interest. This statutory provision has also been declared unconstitutional by a federal district court. An appeal of the district court's decision has been consolidated with appeals challenging the FCC's regulatory cable ownership restrictions. Both appeals are pending.

In 1996 amendments to the Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. Although the FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks, it has not yet completed its review of other regulations that prohibit common ownership of other broadcast interests and cable systems in the same geographical area.

The 1996 amendments to the Communications Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;
     o preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;
     o set basic standards for relationships between telecommunications providers; and
     o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court recently overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. We expect the FCC to modify its open video rules to comply with the federal court's decision, but we are unable to predict the impact any rule modifications may have on our business and operations.

Pole Attachment Regulation

The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities have demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. The FCC also adopted a second rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility; the utilities involved in that litigation have appealed the lower court's decision. We are unable to predict the outcome of this litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

Other Regulatory Requirements of the Communications Act and The FCC

The Communications Act also includes provisions, among others, regulating:

     o    customer service;
     o    subscriber privacy;
     o    marketing practices;
     o    equal employment opportunity; and
     o    regulation of technical standards and equipment compatibility.

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators.

The FCC actively regulates other parts of our cable operations, involving such areas as:

     o    hiring  and  promotion  of  employees  and use of outside  vendors;
     o    consumer protection and customer service;
     o    technical standards and testing of cable facilities;
     o    consumer electronics equipment compatibility;
     o    registration of cable systems;
     o    maintenance of various records and public inspection files;
     o    microwave frequency usage; and
     o    antenna structure notification, marking and lighting.

The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of cable communications services.


COPYRIGHT

Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We cannot predict the outcome of this legislative activity.

Our cable systems also utilize music in certain programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations which negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of the major music performing rights organizations have negotiated a standard licensing agreement covering the performance of music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. Negotiations on a similar standard licensing agreement are occurring between the cable industry and another major music performing rights organization covering the use of music in local origination and access channels and pay-per-view programming. Rate courts established by a New York federal court exist to determine appropriate copyright coverage and royalty fees in the event the parties fail to reach a settlement or to negotiate renewals of licensing agreements. Although we cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees we may be required to pay for past and future use of music, we do not believe such license fees will be significant to our financial position, results of operations or liquidity.

STATE AND LOCAL REGULATION

Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. Our cable systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     o    cable service rates;

     o    franchise fees;
     o    franchise term;
     o    system construction and maintenance obligations;
     o    system channel capacity;
     o    design and technical performance;
     o    customer service standards;
     o    franchise renewal;
     o    sale or transfer of the franchise;
     o    territory of the franchisee;
     o    indemnification of the franchising authority;
     o    use and occupancy of public streets; and
     o    types of cable services provided.

A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, those states in which we operate that have enacted such state level regulation are Vermont and Massachusetts. State and local franchising jurisdiction is not unlimited, however; it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our cable operations can be predicted at this time.


Item 2.     Properties

Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer devices consist of decoding converters, which expand channel capacity to permit reception of more than twelve channels of programming. Some of our systems utilize converters that can be addressed by sending coded signals from the headend over the cable network. See "Business--Technological Developments."

We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. We own most of our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations.

Our cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the our systems require maintenance and periodic upgrading to keep pace with technological advances.

Item 3.     Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our properties are subject.


Item 4.     Submission Of Matters To A Vote Of Security Holders

Not applicable.

                                     PART II

Item 5.     Market For Registrant's Common Equity And Related Stockholder
            Matters

There is no established public trading market for our common equity.


Item 6.     Selected Financial Data

The following tables present selected financial data derived from our financial statements as of December 31, 1998, 1997, 1996 and 1995 and for the years ended December 31, 1998, 1997, 1996 and the period from inception (April 17, 1995) through December 31, 1995 which have been audited by KPMG LLP, independent certified public accountants, and selected unaudited operating data for such periods.

The following table also presents combined historical financial data as of and for the years ended December 31, 1995 and 1994 for the United Video Cablevision systems, the C4 Media systems, the Cox Communications systems, the American Cable Entertainment of Kentucky-Indiana systems and the Triax Southeast systems. The summary unaudited combined selected historical financial data are derived from the audited and unaudited historical financial statements of these systems and should be read in conjunction with the audited financial statements and related notes thereto of the systems. We previously filed these audited statements with our Form 10-K for the year ended December 31, 1997. The combined selected financial data set forth below represent the combined results of operations for the systems for the periods during which the systems were not owned by us and, accordingly, do not reflect any purchase accounting adjustments, including acquisition debt service, or any changes in the operation or management of the systems that we have made since the date of acquisition or intends to make in the future. Accordingly, we do not believe that such operating results are indicative of our future operating results.


                                      ----------------------------------------------------------------------------------------------
                                                   FrontierVision Operating Partners, L.P.                 Predecessor Systems
                                      -------------------------------------------------------------- -------------------------------


                                        For the Year   For the Year    For the Year   From April 17,  For the Year    For the Year
                                           Ended           Ended          Ended      1995 (inception)    Ended           Ended
                                        December 31,   December 31,    December 31,   to December 31, December 31,    December 31,
                                           1998           1997            1996            1995          1995 (1)(2)    1994 (3)(4)
                                        ------------   ------------    ------------  ---------------- -------------   ------------


In thousands, except ratios and
operating statistical data

Statement of Operations Data:
Revenue.............................     $   245,134    $ 145,126       $ 76,464        $  4,369       $ 109,765        $ 105,368
Operating expenses..................         123,779       74,314         39,181           2,311          62,098           58,643
Corporate administrative expenses...           6,965        4,418          2,930             127               -                -
Depreciation and amortization.......         114,155       65,502         35,724           2,308          42,354           46,345
Preacquisition expenses.............               -            -              -             940               -                -
                                         -----------    ---------       --------        --------       ---------       ----------
Operating income (loss).............             235          892         (1,371)         (1,317)          5,313              380
Interest expense, net(5)............         (68,832)     (42,652)       (22,422)         (1,386)        (37,898)         (34,506)
Other income (expense)..............            (526)         (57)            (8)              -          (4,409)          (2,570)
Income tax benefit..................           2,927            -              -               -               -                -
Extraordinary item - Loss on early
   retirement of debt...............               -       (5,046)             -               -               -                -
                                         -----------    ---------       --------        --------       ---------       ----------
Net income (loss)...................     $   (66,196)   $ (46,863)      $(23,801)       $ (2,703)      $ (36,994)      $  (36,696)
                                         ===========    =========       ========        ========       =========       ==========

Balance Sheet Data
   (End of Period):
Total assets........................     $ 1,201,222    $ 919,708       $549,168        $143,512       $ 288,253        $ 228,820
Total debt..........................         871,610      632,000        398,194          93,159         285,144          263,660
Partners' capital...................         269,495      263,043        130,003          46,407

Financial Ratios and Other Data:
EBITDA(6)...........................     $   114,390    $  66,394       $ 34,353        $    991       $  47,667         $ 46,725
EBITDA margin(6)....................           46.7%        45.8%          44.9%           22.7%           43.4%            44.3%
Total debt to EBITDA(7).............            6.24         6.19           6.75
EBITDA to interest expense(8).......            1.81         1.72           1.45
Net cash flows from operating
activities..........................     $    63,013    $  26,193       $ 18,911        $  1,907
Net cash flows from investing
activities..........................        (373,399)    (427,921)      (418,215)       (131,345)
Net cash flows from financing
activities..........................         311,863      401,502        400,293         132,088
Deficiency of earnings to fixed
charges(9)..........................     $    69,123    $  46,863       $ 23,801        $  2,703

Operating Statistical Data (End of
    Period Except Average):
Homes passed........................       1,007,100      817,000        498,900         125,300
Basic subscribers...................         702,200      559,800        356,400          92,700
Basic penetration...................           69.7%        68.5%          71.4%           74.0%
Premium units.......................         285,300      275,400        152,100          35,700
Premium penetration.................           40.6%        49.2%          42.7%           38.5%
Average monthly revenue per
basic subscriber(10)................     $     33.84    $   31.53       $  29.73        $  27.76
-------------


(1) Includes the combined results of operations of the systems we acquired from United Video Cablevision, C4 Media Cable Southeast, Cox Communications, American Cable Entertainment and Triax Associates for the year ended December 31, 1995 (except for the United Video systems, which is for the period ended November 8,
1995). As the results of operations of the United Video systems are included in the our historical results of operations subsequent to the date of our acquisition thereof (November 9, 1995), the amounts do not include $4.2 million in revenue, $2.4 million in operating expenses and $2.2 million in depreciation and amortization (computed after the application of purchase accounting adjustments) attributable to such systems.
(2) Includes combined balance sheet data for the United Video systems as of November 9, 1995, the date of our acquisition, and combined balance sheet data for the C4 systems, the Cox systems, the American Cable Entertainment systems and the Triax systems as of December 31, 1995, because such acquisitions occurred subsequent to that date.
(3) Includes the combined results of operations of the United Video systems, the C4 systems, the Cox systems, the American Cable Entertainment systems and the Triax systems for the years ended December 31, 1994.
(4) Includes combined balance sheet data for the UVC systems, the C4 systems, the Cox systems, the American Cable Entertainment systems and the Triax systems as of December 31, 1994.
(5) Interest expense for December 31, 1998, 1997, 1996 and 1995 was net of interest income of $875, $994, $471 and $60, respectively.
(6) EBITDA is net income before interest, taxes, depreciation and amortization. We believe that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, our senior bank indebtedness and our Subordinated Notes Indenture contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA.

However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA margin represents the percentage of EBITDA to revenue.
(7) For purposes of this computation, EBITDA for the most recent quarter ended is multiplied by four. This presentation is consistent with the incurrence of indebtedness tests in the indenture governing our subordinated notes. In addition, this ratio is commonly used in the cable television industry as a measure of leverage.
(8) For purposes of this computation, EBITDA and interest expense for the most recent quarter ended is multiplied by four, including certain pro forma adjustments made to include the effect of debt we incurred to purchase those systems acquired during the quarter. This ratio is commonly used in the cable television industry as a measure of coverage.
(9) For purposes of this computation, earnings are defined as income (loss) before income taxes and fixed charges. Fixed charges are defined as the sum of
(i) interest costs (including an estimated interest component of rental expense) and (ii) amortization of deferred financing costs.
(10) Average monthly revenue per basic subscriber equals revenue for the last month of the period divided by the number of basic subscribers as of the end of such period.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as well as other sections of this Form 10-K contain certain forward-looking statements. Our actual results could differ materially from those discussed herein and our current business plans may be altered in response to market conditions and other factors beyond our control. Additionally, our investors' decision to sell their ownership interest in our company to Adelphia Communications Corporation may ultimately cause our business plan and results of operations to differ materially from our current business plan and expected future operating results. Our operations commenced on November 9, 1995 with the acquisition of our first cable television systems. See "Business--Development of the Systems" for a description of our cable television systems. We have operated these systems for a limited period of time and had no operations prior to November 9, 1995. We have accounted for all acquisitions under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.


Introduction

In this section, we explain the general financial condition and the results of operations for FrontierVision and its subsidiaries including what factors affect our business, what our revenues and expenses were for 1998, 1997 and 1996, why those revenues and expenses were different from the year before and how all of this effects our overall financial position.

We commenced operations in November, 1995 with the acquisition of certain cable television systems. Since that first acquisition, we have completed over 30 separate acquisitions and have grown to become one of the twenty largest multiple system operators in the United States, serving over 702,200 subscribers as of December 31, 1998. Our systems are located in three primary operating clusters - New Engalnd, Ohio and Kentucky - with a fourth, smaller group of systems in the Southeast. See "Business - Development of the Systems" for a summary of our past acquisitions and operating clusters.

During 1998, we completed nine acquisition transactions, acquiring a total of approximately 140,000 basic subscribers. These acquisitions increased the size and scale of each of our three primary operating clusters and significantly increased the size and scale of our New England operating cluster. Our October 1998 acquisition of eight cable systems from State Cable TV Corporation added approximately 75,000 basic subscribers to our New England cluster in attractive communities directly contiguous to systems which we already owned in southern Maine and central New Hampshire. With the State Cable systems, we have grown to serve over 248,000 subscribers in our New England cluster and over 168,000 subscribers and four of the five largest cities in the state of Maine. See Note 5 to the financial statements for more detailed descriptions of these transactions.

Results of Operations

In this section, we discuss our 1998, 1997 and 1996 earnings and the factors affecting them.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

The following table summarizes certain of our operating and financial data for the years ended December 31, 1998, 1997 and 1996. As a result of our limited operating history, and the fact that acquired systems are only included from the date of acquisition, we believe that the results of operations for the periods presented in this table are not indicative of our future results.



                                         --------------------------------------------------------------------------
                                               Year Ended               Year Ended               Year Ended
                                           December 31, 1998        December 31, 1997         December 31, 1996
                                         ------------------------ -----------------------  ------------------------
                                                         % of                     % of                    % of
                                            Amount     Revenue      Amount     Revenue         Amount   Revenue
                                            ------     -------      ------     -------         ------   -------
   In thousands
   Revenue............................    $   245,134    100.0 %   $   145,126    100.0 %  $   76,464     100.0 %
   Expenses
       Operating expenses.............        123,257     50.3          74,314     51.2        39,181      51.2
       Corporate expenses.............          6,965      2.8           4,418      3.0         2,930       3.9
       Depreciation and amortization..        114,155     46.6          65,502     45.1        35,724      46.7
       Storm related costs............            522      0.2               -        -             -         -
                                          -----------   ------     -----------   ------    ----------   -------
              Total expenses..........        244,899     99.9         144,234     99.3        77,835     101.8
                                          -----------   ------     -----------   ------    ----------   -------
   Operating income/(loss)............            235      0.1             892      0.7        (1,371)     (1.8)
   Interest expense, net..............        (68,832)   (28.1)        (42,652)   (29.4)      (22,422)    (29.3)
   Other expense......................           (526)    (0.2)            (57)     0.0            (8)      0.0
   Income tax benefit.................          2,927      1.2               -        -             -         -
   Extraordinary item - Loss on early
       retirement of debt.............              -        -          (5,046)    (3.6)            -         -
                                          -----------   ------     ------------  ------    ----------   -------
   Net loss...........................    $   (66,196)   (27.0)%   $   (46,863)   (32.3)%  $  (23,801)    (31.1)%
                                          ===========   ======     ===========   ======    ==========   =======

   EBITDA                                 $   114,390     46.7%    $    66,394     45.8 %  $   34,353      44.9 %
                                          ===========   ======     ===========   ======    ==========   =======

   Basic subscribers..................        702,200                  559,800                356,400
   Premium units......................        285,300                  275,400                152,100



YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Significant increases in the amounts of revenue, operating expense and EBITDA are primarily attributable to acquisition activity during 1998 and 1997, which increased our size from 559,800 basic subscribers at December 31, 1997 to over 702,000 at December 31, 1998. Revenue increased 68.9%, or approximately $100.0 million, to approximately $245.1 million for the year ended December 31, 1998 from approximately $145.1 million for the year ended December 31, 1997. Operating expenses, including storm related costs attributable to ice storms in Maine described below, and corporate expenses increased approximately 66.6% and 57.7%, respectively, for the year ended December 31, 1998 from the year ended December 31, 1997. The decrease in the percentage of operating expenses to revenue was primarily attributable to cost efficiencies achieved through the integration of cable systems and increased revenue per subscriber per month. The EBITDA margin, when adjusted to exclude the storm related costs, improved from 45.8% for the twelve months ended December 31, 1997 to 46.9% in 1998.

During mid-January 1998, certain of the communities we service in Maine experienced devastating ice storms. For the twelve months ended December 31, 1998 we recognized a loss due to service outages and increased labor costs of approximately $522,000 due these storms, net of $183,000 related to a claim on our business
interruption   insurance   for  the  storm   damage.   Additionally,   we  spent
approximately $540,000 of capital expenditures to replace subscriber drops damaged in the storms.

Depreciation and amortization expense increased 74.3% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $68.8 million from $42.7 million primarily as a result of the higher weighted average drawings on our senior bank indebtedness.

During the year ended December 31, 1998, (i) our annualized subscriber churn rate, which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period, was approximately 31.5%, and (ii) the average subscriber life implied by such subscriber churn rate was approximately 3.2 years. Churn rates are computed without adjustment for the effects of seasonal subscriber activity and acquisitions and are within our expectations.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

Significant increases in the amounts of revenue, operating expense and EBITDA are primarily attributable to acquisition activity during 1997 and 1996, which increased our size from 356,400 basic subscribers at December 31, 1996 to 559,800 at December 31, 1997. Revenue increased to $145.1 million in the twelve months ended December 31, 1997 from $76.5 million in the year ended December 31, 1996. Operating and corporate expenses were reduced to 54.2% of revenue in the twelve months ended December 31, 1997 from 55.1% of revenues in the year ended December 31, 1996 due primarily to the achievement of efficiencies in the corporate office through the elimination of duplicative expenses, such as customer billing, accounting, accounts payable and payroll administration. As a result of cost efficiencies and the aforementioned acquisitions, EBITDA increased to 45.8% of revenues in the twelve months ended December 31, 1997 from 44.9% of revenues in the year ended December 31, 1996.

The increase in depreciation and amortization expense of $29.8 million from the year ended December 31, 1996 to the year ended December 31, 1997 was a result of the inclusion of a full year of expense for acquisitions completed in 1996 and new acquisitions completed in 1997. Net interest expense increased by $20.2 million due to the higher weighted average debt balance outstanding over the year ended December 31, 1997.


Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, maintenance and expansion of cable plant and distribution equipment. In addition, we have pursued selective acquisitions. Since its founding in 1995, our cash received from equity investments, bank borrowings and other debt issued by FrontierVision Operating Partners, L.P. (which we refer to as "FVOP") has been sufficient to finance our acquisitions and, together with cash generated from operating activities, also has been sufficient to service our debt, provide sufficient working capital and fund required capital expenditures. We intend to continue to finance such debt service, working capital and capital expenditure requirements through a combination of cash from operations, indebtedness and equity capital sources. We believe that we will continue to generate cash and be able to obtain financing sufficient to meet such requirements. Our ability to meet our debt service and other obligations will depend upon our future performance which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond our control.

Amended Bank Credit Facility

Drawings on our amended bank credit facility, along with cash flow generated from operations and high yield debt financing, have been sufficient to finance capital improvement projects as well as acquisitions. We have adequately serviced our debt in accordance with the provisions of the amended bank credit facility from EBITDA of approximately $114.4 million generated by FrontierVision Operating Partners, L.P. for the year ended December 31, 1998.

On December 19, 1997, we amended our existing senior bank indebtedness and entered into an $800.0 million amended bank credit facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities

Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The amended bank credit facility includes a $300.0 million, 7.75-year reducing revolving credit facility, a $250.0 million, 7.75-year term loan and a $250.0 million, 8.25-year term loan.

At December 31, 1998, we had $172.0 million outstanding under the revolving credit facility, $248.1 million outstanding under the 7.75 year term loan and $250.0 million outstanding under the 8.25 year term loan. The weighted average interest rates at December 31, 1998 on the outstanding borrowings under the revolving credit facility were approximately 7.25%, and under the 7.75 year term loan and the 8.25 year term loan were approximately 7.29% and 7.63%, respectively. We have entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $437.5 million of borrowings through November 1999 and October 2001. For the year ended December 31, 1998, we recognized an increase to interest expense of approximately $0.6 million as a result of these interest rate swap agreements.

In general, the amended bank credit facility requires us to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the amended bank credit facility and to reduce permanently commitments thereunder, subject to certain exceptions permitting us to use such proceeds to fund certain permitted acquisitions, provided that we are otherwise in compliance with the terms of the amended bank credit facility.

The amended bank credit facility is secured by a pledge of all limited and general partnership interests in FrontierVision Operating Partners, L.P. and in any of our restricted subsidiaries and a first priority lien on all the tangible and intangible assets of FrontierVision Operating Partners, L.P. and each of its restricted subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the amended bank credit facility, the Administrative Agent is entitled to replace our general partner with its designee.

FrontierVision Holdings, L.P. (which we refer to as "Holdings"), as the general partner of FrontierVision Operating Partners, L.P., guarantees the indebtedness under the amended bank credit facility on a limited recourse basis. The amended bank credit facility is also secured by a pledge of all limited and general partnership interests in FrontierVision Operating Partners, L.P. and a first priority lien on all the assets of FrontierVision Operating Partners, L.P and its subsidiaries.

Senior Subordinated Notes

On October 7, 1996, FrontierVision Operating Partners, L.P. issued $200.0 million aggregate principal amount of 11% senior subordinated notes due 2006. The notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The notes are general unsecured obligations of FrontierVision and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the notes, FrontierVision entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the notes. The financial statement effect of these agreements will be to increase the effective interest rate which FrontierVision incurs over the life of the notes.

Senior Discount Notes, Series A

Holdings and FrontierVision Holdings Capital Corporation were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. prior to the issuance of the discount notes on September 19, 1997 and as a result, FrontierVision Operating Partners, L.P. and FrontierVision Capital Corporation are wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the majority of the net proceeds of the discount notes totaling approximately $142.3 million to FrontierVision Operating Partners, L.P. as a capital contribution.

Senior Discount Notes, Series B

Holdings and FrontierVision Holdings Capital II Corporation acted as co-issuers of $91.3 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007. Holdings II Capital was formed for the purpose of acting as co-issuer on these discount notes. The discount notes were issued on December 2, 1998. Holdings contributed the majority of the net proceeds of approximately $72.8 million from the issuance of the discount notes to FrontierVision Operating Partners, L.P. as a capital contribution.

Cash Flows From Operating Activities

Cash flows from operating activities for the year ended December 31, 1998 were $63.0 million compared to $26.2 million for the year ended December 31, 1997 and $18.9 million for the year ended December 31, 1996. The increase was primarily a result of cable television system operations acquired during 1996, 1997 and 1998.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the year ended December 31, 1998 were approximately $65.6 million compared to approximately $32.7 million for the year ended December 31, 1997 and $9.3 million for the year ended December 31, 1996. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. We invested approximately $307.6 million in acquisitions during the year ended December 31, 1998 compared with approximately $392.6 million for the year ended December 31, 1997 and $421.5 million for the year ended December 31, 1996.

Cash Flows From Financing Activities

We financed acquisitions during the year ended December 31, 1998 with borrowings under our senior bank indebtedness. We financed acquisitions during the year ended December 31, 1997 with equity contributions from our partners and borrowings under our senior bank indebtedness. During the year ended December 31, 1996, we financed acquisitions with equity contributions from our partners, borrowings under our senior bank indebtedness and the issuance of $200.0 million aggregate principal amount of senior subordinated notes.

During the year ended December 31, 1998, we received approximately $72.6 million of equity contributions from our partners. During the year ended December 31, 1997, we received approximately $179.9 million of equity contributions from our partners compared with $107.4 million for the year ended December 31, 1996. The contributions for the years ended December 31, 1997 and 1998 include net proceed of approximately $142.3 million and $72.6 million, respectively, received from the issuance of the discount notes.

From inception through December 31, 1998, FVP received a total of $199.4 million of debt and equity contributions from its partners, all of which has been invested in Holdings and down streamed to the Company. Such amount represents the contractual maximum amount committed by FVP's partners.


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

During 1998, we continued a review of the Year 2000 Issue with the objective of formulating a plan to identify and correct any system malfunctions which might occur due to Year 2000 Issues. An informal task force, comprised solely of FrontierVision employees, was established in the fourth quarter of 1997 to determine which of our mission critical business processes could be impacted by Year 2000 issues. Those mission critical business processes that were identified as subject to Year 2000 Issues are as follows: Signal Delivery, Franchise Services, Service Delivery and Revenue Collection.

The following table illustrates the primary components of each of the Year 2000 effected mission critical business processes:



    ------------------------------------------------------------------------------------------------
    Mission Critical
    Business Process         Description                              Significant Components
    ------------------------------------------------------------------------------------------------
    Signal Delivery          Process of receiving a video signal from Headend equipment
                             satellite or broadcast sources and       Plant infrastructure
                             transmitting that signal via fiber-optic Programming suppliers and co-axial cable to a customer's
                             residence or place of business.
    Franchise Services       The performance of tasks specifically    Local origination
                             required by local or national            Emergency broadcast
                             regulatory agencies.
    Service Delivery         The ongoing process of responding timely Customer call center infrastructure
                             to customer service requests.            Dispatch equipment
    Revenue Collection       The process of collecting customer       Subscriber management systems
                             billings and utilizing those cash        Cash management
                             receipts for necessary corporate
                             purposes.

Since the task force was established, FrontierVision management has committed additional internal and external resources to address Year 2000 Issues. During the third quarter of 1998, we engaged an external third-party Year 2000 consultant to review our informal task force's Year 2000 efforts to date and to produce a formal, written Year 2000 project plan. This plan provides a work schedule for us to address our Year 2000 Issues by December 31, 1999. Since that date, we have formally adopted a Year 2000 Compliance Plan, discussed in more detail below. Additionally, we have joined an industry initiative whereby along with other similar companies, we will achieve efficiencies in their individual Year 2000 plans through the sharing of information and joint testing. We have also entered into cooperative agreements with other multiple system operators to share pertinent assessment information.

We have established a Year 2000 team which consists of a full-time Project Manager, one full-time Project Administrator and two full-time equivalent consultants. The Year 2000 team also involves certain individuals in FrontierVision who are subject matter experts, for example, engineering and information technology. The Project Manager is accountable directly to our senior management team, who in turn is accountable to FrontierVision's general partner.

The Year 2000 Compliance Plan, consists of an awareness program, a prevention program and a find and fix program. The awareness program is designed to educate employees and customers on the implications of Year 2000 Issues. Employees have been trained on our Year 2000 Compliance Plan and their role in the success of the Plan has been communicated. The prevention program is designed to prevent new problems from arising while we resolve existing problems. For example, since October 30, 1998, we have required a Year 2000 compliance warranty on all purchase orders to ensure that vendors ship to FrontierVision only equipment that they have warranted is Year 2000 compliant. The find and fix program includes three phases: inventory, assessment and remediation, and is initially focused on mission critical business processes.

The inventory phase consists of a physical inventory of all susceptible business components within each mission critical business process. A physical inventory of the components used in certain of our mission critical business processes was initiated during 1998. We substantially completed the inventory phase of the mission critical items on January 31, 1999. We plan to initiate random inventory verification audits during the second quarter of 1999. The inventory consisted of specifically identifying each component/system (both internal and external systems) of a mission critical business process. Internal systems include computer systems and related software (information technology systems) as well as systems and devices that manage the distribution of cable television service to customers (non information technology systems). External systems include our third party billing service provider and subscriber management system, banking partners (including cash management, lockbox providers and lenders) and programming providers.

An end product of the inventory phase is a comprehensive database which allows us to review any of our business components by, among other attributes, manufacturer/supplier, geographic location, compliance status or asset class. This database allows us to electronically track the assessments for each item. Once an assessment is made on a given item, the assessment is automatically linked to the individual inventory piece. Furthermore, the database allows for the tracking of remediation efforts at the inventory level, including the date the item was ordered, the expected and actual cost, who the repair is made by, when it is made and who tests the repair. This method of item management ensures normalization of the descriptions of like items, enhancing the overall efficiency of the project.

We are also in the process of communicating with our significant suppliers and service providers to determine their position with regard to Year 2000 Issues and evaluating the potential impact on FrontierVision if those third parties fail to remediate their own Year 2000 Issues. We have received responses from approximately 50% of such significant suppliers and service providers; the majority of which are currently in their own assessment and remediation phases. Material relationships with third parties include utility companies (providing power to the cable plant), telephone companies (providing communication lines for use in customer contact, employee communications and in data transfer related to subscriber and billing management information systems) and programming and equipment vendors (providing the product distributed by FrontierVision as well as maintenance and construction materials).

Since the inventory phase was completed, the Year 2000 team has focused on assessing each business component's vulnerability to Year 2000 Issues. The assessment phase requires management to attain a high degree of confidence that FrontierVision prevents Year 2000 problems with respect to components of mission critical business processes and minimize such problems in other non-critical areas, while controlling replacement costs. To ensure that the most at-risk components/systems are assessed first, the initial task in the Assessment stage was the prioritization of each equipment/system in the project database. Items of inventory have been reviewed for Year 2000 compatibility first by cross-referencing the project database to materials received from vendors, industry groups and other multiple systems operations, second by contacting vendors as necessary and finally, by making an "in-house" determination of compatibility where no other information is available. The end product of the assessment phase for each item is the determination of whether a given component/system is to be replaced or upgraded or whether specific contingency plans are needed.

Approximately 95% of the total inventory components in our headends, plant infrastructure and customer service infrastructure have proven to have no date sensitive components. Of the remaining 5% subject to future investigation, we have completed assessments on approximately 70% of the components and have determined that less than 1% of these to be non-compliant with respect to Year 2000 Issues.

After the assessment phase is completed for a given component and the component is found to have a Year 2000 Issue, the remediation phase begins. The remediation phase includes the following activities:

    o     A decision is made as to the optimal remedy of the Year 2000 Issue.

    o     A purchase order is placed for the new component or upgrade.

    o Based upon the expected delivery date, the appropriate resources are scheduled to complete the implementation.

    o After the new component is implemented, dependent testing occurs to verify that remediations do not introduce new Year 2000 problems.

If remediation is determined to be impossible with respect to a business component, the Year 2000 team will create an appropriate contingency plan.

As of March 20, 1999, our overall progress in the find and fix program for our mission critical systems as follows:

           ----------------------------- ------------------------ ----------------------------
                                         Percentage Complete      Completion Date or
           Phase                                of Phase          Expected Completion Date
           ----------------------------- ------------------------ ----------------------------
           Inventory                               99%            January 31, 1999
           Assessment                              70%            April 30, 1999
           Remediation                             30%            November 30, 1999

The expected completion dates set forth above are based on our current expectations. The assessment phase is expected to be completed by April 30, 1999 which is two months behind our original estimate for completion. We are also dependent on our suppliers for timely fulfillment of purchase orders that will be made to replace non-compliant equipment and assistance in installations. In addition, the current remediation timetable does not allow for a significant amount of time for testing. Further delays in the assessment phase and/or delays in the purchasing and receipt of replacement equipment further reduces the time available for testing and places additional risk on the successful completion of the remediation phase. As a result, no assurances can be given as to whether each of the phases will be completed on schedule due to uncertainties which are inherent in the remediation of Year 2000 Issues.

As we have not yet completed the assessment of each of our mission critical systems (either internal or external), the total costs to address the Year 2000 Issue are uncertain. To date, we have expended approximately $2,200,000 to fix components with Year 2000 Issues. Based on the assessment results to date, we plan to spend an additional $600,000 in replacing equipment with known Year 2000 Issues. Furthermore, as of March 20, 1999, we have expended approximately $270,000 in third-party consulting fees and expect to spend an additional $200,000 in external fees in conjunction with the Year 2000 project team through December 31, 1999.

We have budgeted in excess of $1,000,000 in incremental capital expenditures for fiscal year 1999 to complete the Year 2000 Compliance Plan. It is not known, at this point in time, if these budgeted amounts will be sufficient to identify and correct our Year 2000 Issues.

While management believes that the Year 2000 Compliance Plan will significantly reduce the risks associated with the transition to the year 2000 through a process of inventory, assessment and remediation, we have yet to develop or implement any significant contingency plans. There can be no assurance that we will identify all Year 2000 Issues or that we will be able to remedy each Year 2000 Issue. A failure to sufficiently correct a material Year 2000 problem could cause us to suffer an interruption or a failure of certain important business operations. Additionally, the failure of a material external (third-party) system may cause us to experience an interruption or a failure of certain important business operations. The interruption or failure by FrontierVision in an important business operation may cause a material, adverse impact on our financial position. It is not management's intention that certain information technology and technical enhancement projects planned will be deferred as a result of the cost to address Year 2000 Issues. Additionally, although management believes that a combination of cash from operations and indebtedness will fund the costs associated with correcting Year 2000 Issues, no assurances can be given that costs ultimately required to be paid to ensure the our Year 2000 readiness will not have an adverse effect on our financial position and results of operations.



Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

In order to convert certain of the interest payable at variable rates under our Amended bank credit facility to interest at fixed rates, we have entered into interest rate exchange agreements pursuant to which we pay or receive the difference between an average fixed rate and a floating rate. During the years ended December 31, 1998, 1997 and 1996, our net payments pursuant to such agreements were approximately $585,000, $312,000 and $195,000. At December 31, 1998, we would be required to pay an estimated $8.8 million to terminate such agreements.

We are exposed to credit losses for the periodic settlements of amounts due under interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of December 31, 1998, we do not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 6 to the accompanying financial statements for additional information regarding these interest rate exchange agreements.

At December 31, 1998, after considering the net effect of the aforementioned interest rate exchange agreements, we had $637.5 million (or 73%) of fixed rate debt and $234.1 million (or 27%) of variable rate debt. Our interest rate exposure is primarily due to changes in LIBOR rates. The aggregate hypothetical loss in earnings and cash flows on an annual basis on our variable rate debt as of December 31, 1998 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates, sustained for one year, is estimated to be $23 million.


Item 8.     Financial Statements And Supplementary Data

FrontierVision's financial statements appear on page F-1 of this Form 10-K. The financial statement schedules required under Regulation S-X and of this Form 10-K, appear on page S-1 of this Form 10-K.

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements, related notes or other schedules.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

During 1996, we dismissed our independent public accountants, Arthur Andersen LLP and subsequently engaged KPMG LLP as our principal independent public accountants. We had no disagreements with Arthur Andersen since formation and through the date of dismissal, nor did any of Arthur Andersen's reports on our financial statements contain an adverse opinion or disclaimer of opinion, nor was any report modified as to uncertainty, audit scope, or accounting principle. The change in accountants is fully disclosed in our Form 8-K filed with the SEC on October 29, 1996.

                                    PART III


Item 10.     Directors And Executive Officers Of The Registrant

FrontierVision Operating Partners, L.P.'s sole general partner is Holdings. Holdings' sole general partner is FrontierVision Partners (which we refer to as "FVP"). FVP's sole general partner is FVP GP, L.P. FVP GP's sole general partner is FrontierVision Inc. Information with respect to the directors and executive officers of FrontierVision Inc. and FrontierVision Capital Corporation, respectively, is set forth below:

FrontierVision Inc.

Name                        Age Position
----                        --- --------
James C. Vaughn            53   President, Chief Executive Officer and Director
John S. Koo                37   Executive Vice President, Chief  Financial
                                Officer, Secretary and Director
William J. Mahon Jr.       58   Senior Vice President - Operations
David M. Heyrend           48   Vice President of Engineering
Albert D. Fosbenner        44   Vice President - Treasurer
William P. Brovsky         42   Vice President of Marketing and Sales
James W. McHose            35   Vice President - Finance
Richard G. Halle           35   Vice President of New Business Development


FrontierVision Capital Corporation

Name                        Age Position
----                        --- --------
James C. Vaughn            53   President, Chief Executive Officer and Director
John S. Koo                37   Executive Vice President, Chief  Financial
                                Officer, Secretary and Director
Albert D. Fosbenner        44   Vice President - Treasurer

James C. Vaughn, President, Chief Executive Officer and a Director of FrontierVision Inc. and FrontierVision Capital and a founder of FrontierVision, is a cable television system operator and manager with over 30 years of experience in the cable television industry. From 1987 to 1995, he served as Senior Vice President of Operations for Triax Communications Corp., a top 40 multiple system operator, where he was responsible for managing all aspects of small and medium-sized cable television systems. These systems grew from serving 57,000 subscribers to over 376,000 subscribers during Mr. Vaughn's tenure. Prior to joining Triax Communications, Mr. Vaughn served as Director of Operations for Tele-Communications, Inc. from 1986 to 1987, with responsibility for managing the development of Chicago-area cable television systems. From 1985 to 1986, Mr. Vaughn was Division Manager for Harte-Hanks Communications. From 1983 to 1985, Mr. Vaughn served as Vice President of Operations for Bycom, Inc. From 1979 to 1983, Mr. Vaughn served as Director of Engineering for the Development Division of Cox Cable Communications Corp. From 1970 to 1979, Mr. Vaughn served as Senior Staff Engineer for Viacom, Inc.'s cable division, and a Director of Engineering for Showtime, a division of Viacom International, Inc.

John S. Koo, Executive Vice President, Chief Financial Officer, Secretary and a Director of FrontierVision Inc. and FrontierVision Capital and a founder of FrontierVision, has over eleven years of banking experience in the telecommunications industry. From 1990 to 1995, Mr. Koo served as a Vice President at Canadian Imperial Bank of Commerce, where he co-founded its Mezzanine Finance Group, targeted at emerging media and telecommunications businesses. From 1986 to 1990, Mr. Koo was a Vice President at Bank of New England specializing in media finance. From 1984 to 1986, he was a management consultant to the financial services industry.

William J. Mahon, Jr., Senior Vice President - Operations of FrontierVision Inc. since December 1995, has over fifteen years of cable television operations management experience. Prior to joining the Company, Mr. Mahon served as Vice President of Operations for United Video Cablevision, a top 50 MSO, from 1990 to 1995, where he was responsible for the day-to-day operations of approximately 130 cable systems located in twelve states. From 1983 to 1989, Mr. Mahon served as President and General Manager of Heritage Cable Vision, a 90,000 subscriber MSO. Mr. Mahon is a member of the Society of Cable Engineers and serves on the Board of Directors of the New England Cable Television Association.

David M. Heyrend, Vice President of Engineering of FrontierVision Inc., has 24 years of cable television engineering management and operations experience. Prior to joining FrontierVision in 1996, Mr. Heyrend served from 1988 to 1995 as Director of Engineering for United Video Cablevision, where he developed technical standards, employee development programs and oversaw plant construction projects. From 1985 to 1988, as Director of Programs for Tele-Engineering Corporation, he developed and managed broadband local area network projects for clients such as Allen Bradley, Ford Motor Company and TRW. Mr. Heyrend also worked for several years with Daniels & Associates in system technical operations and engineering management.

Albert D. Fosbenner, Vice President - Treasurer of FrontierVision Inc. and Capital, has fourteen years of domestic, international and new business cable television experience and is responsible for FrontierVision's accounting, reporting, treasury and information technology activities. Prior to joining
FrontierVision in early 1998, Mr. Fosbenner served as the Chief Financial Officer of a Denver-based interactive television network startup company from 1994 to 1997, where he was responsible for all finance, treasury, accounting and administrative functions. From 1991 to 1994 Mr. Fosbenner served (in Norway) as the Chief Financial Officer of Norkabel A/S, a Norwegian cable television multiple system operator (owned by United International Holdings, Inc.) serving 142,000 subscribers. While at Norkabel, Mr. Fosbenner was responsible for finance, accounting, treasury, investor relations and management information systems. From 1985 to 1991 Mr. Fosbenner worked for both United Cable Television and United Artists Entertainment in a number of financial and operations management positions, including Director of Finance & Administration and Division Business Manager. Mr. Fosbenner is a Certified Public Accountant and a Certified Management Accountant.

William P. Brovsky, Vice President of Marketing and Sales of FrontierVision Inc., has fifteen years of cable television experience and is responsible for programming and contract negotiations in addition to overseeing the sales and marketing activities of FrontierVision's operating divisions. Before joining FrontierVision in 1996, Mr. Brovsky managed day-to-day sales and marketing operations from 1989 to 1996 for Time Warner Cable of Cincinnati, serving almost 200,000 subscribers. He also served as Project Manager, supervising all aspects of system upgrades to fiber optics. From 1982 to 1989, Mr. Brovsky served as General Sales Manager for American Television and Communications, where he was responsible for sales, marketing and telemarketing operations for Denver and its suburban markets.

James W. McHose, Vice President - Finance of FrontierVision Inc. has over ten years of accounting and tax experience, including six years providing tax, accounting and consulting services to companies engaged in the cable television industry. Through early 1998, Mr. McHose served FrontierVision as the Vice President - Treasurer. Prior to joining FrontierVision in 1996, Mr. McHose was a Senior Manager in the Information, Communications, and Entertainment practice of KPMG Peat Marwick, LLP, where he specialized in taxation of companies in the cable television industry. In this capacity, Mr. McHose served multiple system operators with over 14 million subscribers in the aggregate. Mr. McHose is a member of the Cable Television Tax Professional's Institute and is a Certified Public Accountant.

Richard G. Halle', Vice President of New Business Development of FrontierVision Inc. since February 1997, is responsible for the evaluation and development of new businesses including cable modems and Internet access, digital programming delivery, distance learning and alternative telephone access. Prior to joining FrontierVision, from 1995 to 1996, Mr. Halle served as the Vice President of Operations and then as the Vice President of Development at Fanch Communications, a top 20 multiple system operator, where he was initially responsible for the management of an operating region of 100,000 subscribers and subsequently responsible for the planning and deployment of all advanced services including digital television, dial-up Internet access and high speed cable modems. Prior to that, he spent nine years in the banking industry, specializing in media and telecommunications finance.

Advisory Committee

The partnership agreement of FVP provides for the establishment of an Advisory Committee to consult with and advise FVP GP, with respect to FVP's business and overall strategy. The Advisory Committee has broad authority to review and approve or disapprove matters relating to all material aspects of FVP's business. The approval of seventy-five percent (75%) of the members of the Advisory Committee that are entitled to vote on the matter is required in order for FrontierVision to effect any cable television system acquisition.

The Advisory Committee consists of four representatives of the Attributable Class A Limited Partners of FVP and one representative of FVP GP. Subject to certain conditions, each of the four Attributable Class A Limited Partners listed in "Principal Security Holders" is entitled to designate (directly or indirectly) one of the four Attributable Class A Limited Partner representatives on the Advisory Committee. The designees of J.P. Morgan Investment Corporation, 1818 II Cable Corp. (whose designee is selected by two affiliated individuals specified in the FVP partnership agreement), Olympus Cable Corp. and First Union Capital Partners Inc. are John W. Watkins, Richard H. Witmer, Jr., James A. Conroy and L. Watts Hamrick, III, respectively. FVP GP's designee is Mr. Vaughn.


Item 11.    Executive Compensation

The following table summarizes the compensation paid to FrontierVision Inc.'s Chief Executive Officer and to each of the four remaining most highly compensated officers receiving compensation in excess of $100,000 for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996.

                           Summary Compensation Table

                                                                    ----------------------------------------------------
                                                                               Annual Compensation        All Other
                                                                               -------------------
Name and Principal Position                                             Year     Salary      Bonus       Compensation (1)
---------------------------                                         --------  ---------      --------    ----------------
James C. Vaughn                                                     1998      $ 361,158      $      -    $   12,877
   President and Chief Executive Officer                            1997        305,030        90,000        11,465
                                                                    1996        283,986       120,000         7,882

John S. Koo                                                         1998        196,250             -         6,349
   Executive Vice President, Chief Financial Officer and Secretary  1997        179,745       150,000         5,241
                                                                    1996        170,192       111,618         4,760

William J. Mahon, Jr.                                               1998        123,600             -         2,451
     Senior Vice President - Operations                             1997        121,175        25,000         3,761
                                                                    1996         13,900        53,350             -

David M. Heyrend                                                    1998        114,586             -         2,245
   Vice President of Engineering                                    1997        110,000        22,000         3,597
                                                                    1996         45,034         5,000         1,351

Richard G. Halle'                                                   1998        112,665             -         3,447
   Vice President of New Business Development                       1997         91,109        40,000         2,733
                                                                    1996              -             -             -

 ________________
(1) Consists of contributions to the 401(k) Plan and to a key man life insurance plan.

Deferred Compensation Plan

FVP established the FrontierVision Partners, L.P. Executive Deferred Compensation Plan effective January 1, 1996 to allow key employees the opportunity to defer the payment of compensation to a later date and to participate in any appreciation of FrontierVision's business. The deferred compensation plan is administered by FVP's Advisory Committee. Participation in the deferred compensation plan is limited to James C. Vaughn, John S. Koo and other key executives of FVP or its affiliates approved by the compensation committee of the Advisory Committee.

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

Accounts shall be paid following (1) the sale of all of FVP's partnership interests or upon liquidation of FVP, other than sales or liquidations which are part of a reorganization, or (2) the death or disability of the participant prior to termination of employment with FVP. The compensation committee may agree to pay the account in the event the participant incurs a severe financial hardship or if the participant agrees to an earlier payment. There are 20 employees currently participating in the Deferred Compensation Plan, including Messrs. Vaughn and Koo.


Compensation Committee Interlocks and Insider Participation

The compensation committee of the Advisory Committee, consisting of Messrs. Watkins and Witmer, as representative of J.P. Morgan Investment Corporation and 1818 II Cable Corp., respectively, sets the compensation of the executive officers of FrontierVision. See "Certain Relationships and Related Transactions."

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1998:

     (1) the percentage of the total partnership interests of FVP beneficially owned by the directors and executive officers of FrontierVision Inc. and each person who is known to FrontierVision to own beneficially more than 5.0% of any class of FVP's partnership interests; and

     (1) the percentage of the equity securities of FrontierVision Inc., FVP GP, FVP and Holdings owned by each director or executive officer of FrontierVision Inc. named in the Summary Compensation Table and by all executive officers of FrontierVision Inc.
         as a group.

Holdings was formed as a Delaware limited partnership in August 1997. FVP has contributed its 99.9% general partner interest in FrontierVision Operating Partners, L.P. to Holdings. FVP has contributed its 100% interest in FVOP Inc. to Holdings, with the result that FrontierVision Operating Partners, L.P. is wholly owned, directly or indirectly, by Holdings. Holdings Capital II was incorporated in December, 1998 and is a wholly-owned subsidiary of Holdings. It has nominal assets and does not conduct any operations. For a more detailed discussion of the ownership of FrontierVision, see "Certain Relationships and Related Transactions."



Name and Address of Beneficial Owners                    Type of Interest                            % of Class
-------------------------------------                    ----------------                            ----------
FrontierVision Partners, L.P. ("FVP")(1)                 General Partner Interest in Holdings (2)        99.90%
1777 South Harrison Street, Suite P-200
Denver, Colorado 80210

FVP GP, L.P. (3)                                         General Partner Interest in FVP                  1.00%
1777 South Harrison Street, Suite P-200
Denver, Colorado 80210

J.P. Morgan Investment Corporation                       Limited Partnership Interest in FVP             22.83%
101 California Street, Suite 3800                           (Attributable Class A Limited Partner)
San Francisco, CA 94111                                  Limited Partnership Interest in FVP GP           6.57%

1818 II Cable Corp.                                      Limited Partnership Interest in FVP             23.63%
c/o Brown Brothers Harriman & Co.                           (Attributable Class A Limited Partner)
59 Wall Street                                           Limited Partnership Interest in FVP GP           6.57%
New York, NY 10005

Olympus Cable Corp.                                      Limited Partnership Interest in FVP             14.77%
Metro Center--One Station Place                              (Attributable Class A Limited Partner)
Stamford, CT 06920                                       Limited Partnership Interest in FVP GP           6.57%

First Union Capital Partners, Inc.                       Limited Partnership Interest in FVP             15.05%
One First Union Center, 5th Floor                           (Attributable Class A Limited Partner)
Charlotte, NC 28288                                      Limited Partnership Interest in FVP GP           3.94%

James C. Vaughn                                          Stockholder of FrontierVision Inc.              66.67%
1777 South Harrison Street, Suite P-200                  Limited Partnership Interest in FVP GP          50.24%
Denver, Colorado 80210

John S. Koo                                              Stockholder of FrontierVision Inc.              33.33%
1777 South Harrison Street, Suite P-200                  Limited Partnership Interest in FVP GP          25.12%
Denver, Colorado 80210

All other executive officers and directors as a group                                                     0.00%

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

Item 13.     Certain Relationships and Related Transactions

Our Company's sole general partner (owning 99.9% of the partnership interests therein) is Holdings. Holdings' sole general partner (owning 99.9% of the partnership interests therein) is FVP. Holdings' sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Holdings, LLC, which is a wholly owned subsidiary of FVP. FVP's sole general partner (owning 1% of the partnership interests therein) is FVP GP. FVP's limited partners (owning 99% of the partnership interests therein) consist of J.P. Morgan Investment Corporation, an affiliate of J.P. Morgan Securities Inc., First Union Capital Partners, Inc., and various institutional investors and accredited investors. FVP GP's sole general partner (owning 1% of the partnership interests therein) is FrontierVision Inc., which is owned by James C. Vaughn and John S. Koo. See "Principal Security Holders."

As of December 31, 1998, J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. had committed approximately $44.9 million and $30.0 million, respectively, to FVP, all of which has been contributed to FVP. As of December 31, 1998, FrontierVision Inc. had committed and contributed approximately $19,935 to FVP, representing contributions of approximately $13,290 and $6,645 by James C. Vaughn and John S. Koo, respectively, who are directors of FrontierVision Inc. Such capital commitments were contributed as equity to FVOP in connection with the closing of acquisitions by FVOP, for escrow deposits for acquisitions by FVOP under contract and for FVOP working capital requirements.

J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. are "Special Class A Limited Partners" of FVP. Upon the termination of FVP and in connection with distributions to its partners in respect of their partnership interests, J.P. Morgan Investment Corporation, First Union Capital Partners, Inc. and FVP GP will be entitled to receive "carried interest" distributions or will be allocated a portion of 15% of any remaining capital to be distributed by FVP after certain other distributions are made. J.P. Morgan Securities Inc. acted as placement agent for the initial offering of limited partnership interests of FVP (other than with respect to the investment made by J.P. Morgan Investment Corporation) and the placement of debt securities of FVP and in connection with those activities received customary fees and reimbursement of expenses.

J.P. Morgan Securities Inc., The Chase Manhattan Bank, an affiliate of Chase Securities Inc. and CIBC Inc., an affiliate of CIBC Wood Gundy Security Corporation, are agents and lenders under the amended bank credit facility and have received customary fees for acting in such capacities. In addition, J.P. Morgan Securities Inc. and Chase Securities Inc. received:

     (1) compensation in the aggregate of approximately $6.0 million in connection with the issuance of the Senior Subordinated Notes;

     (2) received compensation in the aggregate of approximately $5.3 million in connection with the issuance of the Senior Discount Notes, Series A;

     (3) received compensation in the aggregate of approximately $1.5 million in connection with the issuance of the Senior Discount Notes, Series B.

There are no other arrangements between FVOP, J.P. Morgan Securities Inc. and Chase Securities Inc. and their affiliates and Holdings or any of its affiliates in which J.P. Morgan Securities Inc. and Chase Securities Inc. or their affiliates will receive any additional compensation from Holdings or any of its affiliates.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(A)(1) Financial Statements. The following financial statements are included in Item 8 of Part II:

FrontierVision Operating Partners, L.P. and Subsidiaries
   Independent Auditors' Report                                                                                F-3
   Consolidated Balance Sheets as of December 31, 1998 and 1997                                                F-4
   Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996                  F-5
   Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996           F-6
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                  F-7
   Notes to Consolidated Financial Statements                                                                  F-8

FrontierVision Capital Corporation
   Independent Auditors' Report                                                                                F-18
   Balance Sheets as of December 31, 1998 and 1997                                                             F-19
   Statement of Operations for the year ended  December 31, 1998,  1997 and for the period from July
     26, 1996 (inception) through December 31, 1996                                                            F-20
   Statement of Owner's Equity for the year ended December 31, 1998, 1997 and for the period from
     July 26, 1996 (inception) through December 31, 1996                                                       F-21
   Statement of Cash Flows for the year ended December 31, 1998, 1997 and for the period from July
     26, 1996 (inception) through December 31, 1996                                                            F-22
   Note to the Financial Statements                                                                            F-23

Central Ohio Cluster (Selected Assets Acquired From Cox Communications, Inc. by FVOP)
   Independent  Auditor's  Report                                                                              F-24
   Combined  Statements of Net Assets as of September 30, 1997 (unaudited) and December 31, 1996               F-25
   Combined Statements of Income for the nine-month periods ended September 30, 1997 (unaudited)
     and September  30, 1996  (unaudited)  and for the year ended  December 31, 1996                           F-26
   Combined  Statements of Changes in Net Assets for the nine-month  period ended September 30, 1997
     (unaudited)  and for  the  year  ended  December  31,  1996                                               F-27
   Combined Statements of Cash Flows for the nine-month  periods ended September 30, 1997
     (unaudited) and September 30, 1996 (unaudited) and for the year ended December 31, 1996                   F-28
   Notes to Combined Financial Statements                                                                      F-29

State Cable TV Corporation and Subsidiary
   Independent Auditor's Report                                                                                F-36
   Consolidated Balance Sheets as of September 30, 1998  (unaudited) and December 31, 1997                     F-37
   Consolidated  Statements of Operations and Deficit for the nine months ended September 30, 1997
   and 1998 (unaudited) and the year ended December 31, 1997                                                   F-38
   Consolidated  Statements  of Cash  Flow  for the  nine  months  ended  September  30,  1997 and 1998        F-39
     (unaudited) and the year ended December 31, 1997
   Notes to Consolidated Financial Statements                                                                  F-40

New England Cablevision of Massachusetts, Inc.
   Independent  Auditors'  Report                                                                              F-48
   Balance  Sheets  as of March  31,  1998 (unaudited),  December 31, 1997 and 1996                            F-49
   Statements of Earnings for the three months ended March 31, 1998 and 1997 (unaudited) and the
     years ended December 31, 1997 and 1996                                                                    F-51
   Statements  of Changes in  Stockholders'  Equity for the three  months  ended March 31, 1998
     (unaudited) and the years ended December 31, 1997 and 1996                                                F-52
   Statements  of Cash Flows for the three  months  ended March 31, 1998 and 1997  (unaudited)  and the        F-54
     years ended December 31, 1997 and 1996
   Notes to Financial Statements                                                                               F-56








(2)  Financial Statement Schedules.  The following Financial Statement Schedules are submitted herewith:

         Independent Auditors' Report                                                                          S-2
         Schedule II:  Valuation and Qualifying Accounts                                                       S-3

(3)  List of Exhibits.

          2       Purchase  Agreement  dated  as  of  February  22,  1999  among
                  FrontierVision  Partners,  L.P.,  FVP GP,  L.P.,  the  General
                  Partner and Certain  Direct and Indirect  Limited  Partners of
                  FrontierVision  Partners,  L.P.  and  Adelphia  Communications
                  Corporation.
          3.1     Amended and Restated Agreement of Limited Partnership of FVOP.
                  (4)
          3.2     Certificate of Limited Partnership of FVOP. (1)
          3.9     Certificate  of   Incorporation  of   FrontierVision   Capital
                  Corporation. (1)
          3.10    Bylaws of FrontierVision Capital Corporation. (1)
          4.1     Indenture  dated as of October 7, 1996,  among  FrontierVision
                  Operating Partners,  L.P.,  FrontierVision Capital Corporation
                  and Colorado National Bank, as Trustee. (3)
          10.1    Senior Credit Facility. (1)
          10.2    Employment Agreement of James C. Vaughn. (1)
          10.3    Asset  Purchase  Agreement  dated July 20, 1995 between United
                  Video Cablevision, Inc. and FrontierVision Operating Partners,
                  L.P. (1)
          10.4    Asset Acquisition Agreement (July 27, 1995 Auction Sale) dated as of July 27, 1995 among  Stephen S. Gray in his  capacity as
                  Receiver  of  Longfellow  Cable  Company,  Inc.,  Carrabassett
                  Electronics   and   Carrabassett   Cable  Company,   Inc.  and
                  FrontierVision Operating Partners, L.P. (1)
          10.5    Asset Purchase Agreement dated October 27, 1995 among C4 Media
                  Cable Southeast,  Limited  Partnership,  County Cable Company,
                  L.P. and FrontierVision Operating Partners, L.P. (1)
          10.6    Asset  Purchase  Agreement  dated  November 17, 1995 among Cox
                  Communications  Ohio,  Inc.,  Times Mirror Cable Television of
                  Defiance,    Inc.,   Chillicothe    Cablevision,    Inc.   Cox
                  Communications  Eastern  Kentucky,   Inc.  and  FrontierVision
                  Operating Partners, L.P. (1)
          10.7    Asset  Purchase  Agreement  dated  February  27, 1996  between
                  Americable   International   Maine,  Inc.  and  FrontierVision
                  Operating Partners, L.P. (1)
          10.8    Asset  Purchase  Agreement  dated  May 16,  1996  among  Triax
                  Southeast  Associates,  L.P., Triax Southeast General Partner,
                  L.P. and FrontierVision Operating Partners, L.P. (1)
          10.9    Asset Purchase and Sale Agreement  dated June 21, 1996 between
                  HPI Acquisition  Co. LLC (assignee of Helicon  Partners I, LP)
                  and FrontierVision Operating Partners, L.P. (1)
          10.10   Asset Purchase  Agreement dated July 15, 1996 between American
                  Cable    Entertainment   of    Kentucky-Indiana,    Inc.   and
                  FrontierVision Operating Partners, L.P. (1)
          10.11   Asset  Purchase  Agreement  dated as of July 30, 1996  between
                  Shenandoah   Cable  Television   Company  and   FrontierVision
                  Operating Partners, L.P. (1)
          10.12   Purchase   Agreement  dated  as  of  August  6,  1996  between
                  Penn/Ohio  Cablevision,   L.P.  and  FrontierVision  Operating
                  Partners, L.P. (1)
          10.13   Asset Purchase  Agreement  dated July 19, 1996 between Phoenix
                  Grassroots Cable Systems, L.L.C. and FrontierVision  Operating
                  Partners, L.P. (1)
          10.14   Amendment No. 1 to Senior Credit Facility. (1)
          10.15   Consent and Amendment No. 2 to Senior Credit Facility. (3)
          10.16   Asset Purchase  Agreement  dated May 8, 1997 between A-R Cable
                  Services--ME, Inc. and FrontierVision Operating Partners, L.P.
                  (4)
          10.17   Asset  Purchase  Agreement  dated  May 12,  1997  between  TCI
                  Cablevision  of  Vermont,  Inc.,  Westmarc  Development  Joint
                  Venture and FrontierVision Operating Partners, L.P. (4)
          10.18   Amended bank credit facility.
          10.19   Asset Purchase  Agreement dated as of October 15, 1997 between
                  Coxcom, Inc. and FrontierVision Operating Partners, L.P. (4)
          10.20   Asset  Purchase  Agreement  dated as of June 24, 1998  between
                  State  Cable  TV  Corporation,  Better  Cable TV  Company  and
                  FrontierVision Operating Partners, L.P.(5)






          12.1    Statement of Computation of Ratios.
          16.1    Report of change in accountants. (2)
          27.1    Financial  Data  Schedule  as of  and  for  the  period  ended
                  December 31, 1998.

          Footnote References
          (1)  Incorporated  by reference  to the  exhibits to the  Registrant's
               Registration Statement on Form S-1, Registration No. 333-9535.
          (2)  Incorporated  by reference  to the  exhibits to the  Registrant's
               Current  Report on Form 8-K, File No.  333-9535 dated October 22,
               1996.
          (3)  Incorporated  by reference  to the  exhibits to the  Registrant's
               Quarterly  Report on Form 10-Q, File No. 333-9535 for the quarter ended September 30, 1996.
          (4)  Incorporated  by  reference  to  the  exhibits  to  Holdings  and
               Holdings   Capital's   Registration   Statement   on  Form   S-4,
               Registration No. 333-36519.
          (5)  Incorporated  by  reference  to the  exhibit to the  Registrant's
               Current Report on Form 8-K, File No. 333-9535.

(B) Reports on Form 8-K.

         1. Item 5, Form 8-K dated February 22, 1999. Filed to report announcement of Adelphia Communications agreement to acquire
                FVP.
         2. Item 7, Form 8-K/A dated October 23, 1998 to provide the financial information and pro forma financial information for acquisition of the State Systems.

(C) Exhibits. The exhibits required by this Item are listed under Item 14(A)(3).

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
FrontierVision Operating Partners, L.P. and Subsidiaries
   Independent Auditors' Report                                                                                F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1997                                                F-3
   Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996                  F-4
   Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996           F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                  F-6
   Notes to Consolidated Financial Statements                                                                  F-7

FrontierVision Capital Corporation
   Independent Auditors' Report                                                                                F-18
   Balance Sheets as of December 31, 1998 and 1997                                                             F-19
   Statement of Operations for the year ended  December 31, 1998,  1997 and for the period from July 26,
     1996 (inception) through December 31, 1996                                                                F-20
   Statement of Owner's Equity for the year ended December 31, 1998, 1997 and for the period from July
     26, 1996 (inception) through December 31, 1996                                                            F-21
   Statement of Cash Flows for the year ended December 31, 1998, 1997 and for the period from July 26,
     1996 (inception) through December 31, 1996                                                                F-22
   Note to the Financial Statements                                                                            F-23

Central Ohio Cluster (Selected Assets Acquired From Cox Communications, Inc. by FVOP)
   Independent  Auditor's  Report                                                                              F-24
   Combined  Statements of Net Assets as of
   September 30, 1997 (unaudited) and December 31, 1996                                                        F-25
   Combined Statements of Income for the nine-month periods ended September 30, 1997 (unaudited) and
     September  30, 1996  (unaudited)  and for the year ended  December 31, 1996                               F-26
   Combined  Statements of Changes in Net Assets for the nine-month  period ended September 30, 1997
     (unaudited)  and for  the  year  ended  December  31,  1996                                               F-27
   Combined Statements of Cash Flows for the nine-month  periods ended September 30, 1997(unaudited)
     and September 30, 1996 (unaudited) and for the year ended December 31, 1996                               F-28
   Notes to Combined Financial Statements                                                                      F-29

State Cable TV Corporation and Subsidiary
   Independent Auditor's Report                                                                                F-36
   Consolidated Balance Sheets as of September 30, 1998  (unaudited) and December 31, 1997                     F-37
   Consolidated  Statements of Operations and Deficit for the nine months ended September 30, 1997 and 1998
     (unaudited)  and  the  year  ended  December  31,  1997                                                   F-38
   Consolidated Statements  of Cash  Flow  for the  nine  months  ended  September  30, 1997 and
     1998(unaudited) and the year ended December 31, 1997                                                      F-39
   Notes to Consolidated Financial Statements                                                                  F-40

New England Cablevision of Massachusetts, Inc.
   Independent  Auditors'  Report                                                                              F-48
   Balance  Sheets  as of March  31,  1998(unaudited),  December 31, 1997 and 1996                             F-49
   Statements of Earnings for the three months ended March 31, 1998 and 1997 (unaudited) and the years
     ended   December  31,  1997  and  1996                                                                    F-51
   Statements   of  Changes  in Stockholders' Equity for the three months ended March 31, 1998 (unaudited)
     and the years ended December 31, 1997 and 1996                                                            F-52
   Statements  of Cash Flows for the three  months  ended March 31, 1998 and 1997  (unaudited)  and the
     years ended December 31, 1997 and 1996                                                                    F-54
   Notes to Financial Statements                                                                               F-56

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
FrontierVision Operating Partners, L.P.:

We have audited the accompanying consolidated balance sheets of FrontierVision Operating Partners, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Operating Partners, L. P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.





                                                                        KPMG LLP

Denver, Colorado
March 19, 1999

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                            -------------------------------------
                                                                             December 31,          December 31,
                                                                                 1998                  1997
                                                                            ----------------       --------------

                                   ASSETS
  Cash and cash equivalents                                                  $      4,890           $      3,413
  Accounts receivable, net of allowance for doubtful accounts
      of $666 and $640                                                             12,678                  8,071
  Other receivables                                                                   174                      -
  Prepaid expenses and other                                                        4,046                  2,785
  Investment in cable television systems, net:
      Property and equipment                                                      342,754                247,724
      Franchise cost and other intangible assets                                  820,524                637,725
                                                                             ------------           ------------
         Total investment in cable television systems, net                      1,163,278                885,449
                                                                             ------------           ------------
  Deferred financing costs, net                                                    16,006                 17,990
  Earnest money deposits                                                              150                  2,000
                                                                             ------------           ------------
         Total assets                                                        $  1,201,222           $    919,708
                                                                             ============           ============

                      LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                                                           $     18,233           $      2,647
  Accrued liabilities                                                              17,169                 15,126
  Subscriber prepayments and deposits                                               3,312                  1,828
  Accrued interest payable                                                          9,547                  5,064
  Deferred income taxes                                                            11,856                      -
  Debt                                                                            871,610                632,000
                                                                             ------------           ------------
       Total liabilities                                                          931,727                656,665
                                                                             ------------           ------------

  Partners' capital:
      FrontierVision Holdings, L.P.                                               269,226                262,780
      FrontierVision Operating Partners, Inc.                                         269                    263
                                                                             ------------           ------------
         Total partners' capital                                                  269,495                263,043
  Commitments
                                                                             ------------           ------------
         Total liabilities and partners' capital                             $  1,201,222           $    919,708
                                                                             ============           ============









          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  In Thousands




                                                              -------------------------------------------------------------------
                                                               For the Year Ended     For the Year Ended     For the Year Ended
                                                                  December 31,           December 31,           December 31,
                                                                      1998                   1997                   1996
                                                              ---------------------- ---------------------- ---------------------

                  Revenue                                        $     245,134          $     145,126            $      76,464
                  Expenses:
                      Operating expenses                               123,257                 74,314                   39,181
                      Corporate administrative expenses                  6,965                  4,418                    2,930
                      Depreciation and amortization                    114,155                 65,502                   35,724
                      Storm related costs                                  522                      -                        -
                                                                 -------------          -------------            -------------
                          Total expenses                               244,899                144,234                   77,835
                                                                 -------------          -------------            -------------
                  Operating income/(loss)                                  235                    892                   (1,371)
                  Interest expense, net                                (68,832)               (42,652)                 (22,422)
                  Other expense                                           (526)                   (57)                      (8)
                                                                 -------------          -------------            -------------
                  Loss before income tax benefit and
                     extraordinary item                                (69,123)               (41,817)                 (23,801)
                  Income tax benefit                                     2,927                      -                        -
                                                                 -------------          -------------            -------------
                  Loss before extraordinary item                       (66,196)               (41,817)                 (23,801)
                  Extraordinary item - Loss on early
                     retirement of debt                                      -                 (5,046)                       -
                                                                 -------------          -------------            -------------
                  Net loss                                       $     (66,196)         $     (46,863)           $     (23,801)
                                                                 =============          =============            =============


                  Net loss allocated to:
                  FrontierVision Holdings, L.P.
                       (General Partner)                         $     (66,130)         $     (46,816)           $     (23,776)
                  FrontierVision Operating Partners, Inc.
                       (Limited Partner)                                   (66)                   (47)                     (25)
                                                                 -------------          -------------            -------------
                                                                 $     (66,196)         $     (46,863)           $     (23,801)
                                                                 =============          =============            =============












          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                        ---------------------------------------------------------
                                                                              FrontierVision
                                                         FrontierVision         Operating
                                                         Holdings, L.P.       Partners, Inc.
                                                        (General Partner)   (Limited Partner)         Total
                                                        ------------------  -------------------  ----------------
Balance, December 31, 1995                               $      46,361         $           46      $      46,407
       Capital contributions                                   107,289                    108            107,397
       Net loss                                                (23,776)                   (25)           (23,801)
                                                         -------------           ------------      -------------
Balance, December 31, 1996                                     129,874                    129            130,003
       Capital contributions                                   179,722                    181            179,903
       Net loss                                                (46,816)                   (47)           (46,863)
                                                         -------------           ------------      -------------
Balance, December 31, 1997                                     262,780                    263            263,043
       Capital contributions                                    72,576                     72             72,648
       Net loss                                                (66,130)                   (66)           (66,196)
                                                         -------------           ------------      -------------
Balance, December 31, 1998                               $     269,226           $        269      $     269,495
                                                         =============           ============      =============





























          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Thousands

                                                             --------------------------------------------------------
                                                               For the Year       For the Year        For the Year
                                                                  Ended              Ended                Ended
                                                               December 31,       December 31,        December 31,
                                                                   1998               1997                1996
                                                                -------------     ------------       -------------

Cash Flows From Operating Activities:
      Net loss                                                   $   (66,196)      $   (46,863)        $   (23,801)
      Adjustments to reconcile net loss to net
          cash flows from operating activities:
          Extraordinary item - Loss on early retirement of debt            -             5,046                   -
          Depreciation and amortization                              114,155            65,502              35,724
          Income tax benefit                                          (2,927)                -                   -
          Gain on swap of assets                                      (2,362)                -                   -
          Amortization of deferred debt issuance costs                 2,379             1,492                 999
          Interest expense deferred and included in
              long-term debt                                               -               721                 924
          Changes in operating assets and liabilities, net of
              effect of acquisitions:
              Accounts receivable                                     (2,556)             (582)             (1,946)
              Receivable from seller                                       -               846               1,377
              Prepaid expenses and other                                (870)             (249)             (1,266)
              Accounts payable and accrued liabilities                15,821             3,029               3,423
              Subscriber prepayments and deposits                      1,086            (1,523)             (2,393)
              Accrued interest payable                                 4,483            (1,226)              5,870
                                                                -------------     ------------       -------------
                  Total adjustments                                  129,209            73,056              42,712
                                                                -------------     ------------       -------------
                  Net cash flows from operating activities            63,013            26,193              18,911
                                                                -------------     ------------       -------------
Cash Flows From Investing Activities:
      Capital expenditures                                           (65,570)          (32,738)             (9,304)
      Pending acquisition costs                                          (22)             (146)                  -
      Cash paid for franchise costs                                      (12)             (406)             (2,009)
      Earnest money deposits                                            (200)           (2,000)               (500)
      Proceeds from disposition of cable television systems                -                 -              15,065
      Cash paid in acquisitions of cable television systems         (307,595)         (392,631)           (421,467)
                                                                -------------     ------------       -------------
                   Net cash flows from investing activities         (373,399)         (427,921)           (418,215)
                                                                -------------     ------------       -------------
Cash Flows From Financing Activities:
      Debt borrowings                                                316,485           523,000             137,700
      Payments on debt borrowings                                    (76,875)         (289,845)            (33,600)
      Proceeds of issuance of Senior Subordinated Notes                    -                 -             200,000
      Principal payments on capital lease obligations                      -               (70)                (16)
      Increase in deferred financing fees                               (395)          (11,357)             (3,771)
      Offering costs related to Senior Subordinated Notes                  -              (129)             (7,417)
      Partner capital contributions                                   72,648           179,903             107,397
                                                                -------------     ------------       -------------
              Net cash flows from financing activities               311,863           401,502             400,293
                                                                -------------     ------------       -------------
Net Increase in Cash and Cash Equivalents                              1,477              (226)                989
Cash and Cash Equivalents, at beginning of period                      3,413             3,639               2,650
                                                                -------------     ------------       -------------
Cash and Cash Equivalents, end of period                        $      4,890      $      3,413       $       3,639
                                                                =============     ============       =============
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                    $      62,789     $     42,226       $      15,195
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

On December 2, 1998, Holdings and FrontierVision Holdings Capital II Corporation co-issued $91,298 aggregate principal amount at maturity of Discount Notes, Series B. During the year ended December 31, 1998, the Company received additional capital contributions of approximately $72,648 from its partners. This represents net proceeds received from the issuance of the Discount Notes, Series B, which were contributed by Holdings to FVOP as a capital contribution. The capital contribution from Holdings was used by FVOP to repay certain bank indebtedness. Prior to the Formation Transaction, FVP allocated certain administrative expenses to FVOP, which are included as capital contributions from its partners. Such expense allocations were approximately $231 and $735 for the years ended December 31, 1997 and 1996, respectively.

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FVOP and those of its wholly- owned subsidiaries, Capital, FrontierVision New England Cable, Inc. ("New England"), New England Cable Television of Massachusetts, Inc. ("NECMA") and FrontierVision Access Partners, LLC ("Access"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property  and  equipment   are  stated  at  cost  and  include  the   following:
distribution   facilities,   support   equipment  and  leasehold   improvements.
Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are charged to expense when incurred. The Company capitalized direct labor and overhead related to installation and construction activities. Depreciation is computed on a straight-line basis using an average estimated useful life of 8 years.

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

Impairment of Long-lived Assets

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

Deferred Financing Costs and Deferred Bond Issue Costs

Deferred financing costs and deferred bond issue costs are being amortized using the straight line method over the life of the loans and the bonds. Accumulated amortization at December 31, 1998 and 1997 is $3,291 and $912, respectively.

Revenue Recognition

Revenue is recognized in the period in which the related services are provided to the subscribers. Installation revenue is recognized in the period that installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

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

Reclassification

Certain amounts have been reclassified for comparability.


(3)  STORM RELATED COSTS

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the year ended December 31, 1998, the Company has recognized a loss due to service outages and increased labor costs of approximately $522 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to replace damaged subscriber drops. The Company received $183 subsequent to December 31, 1998 related to a claim on its business interruption insurance for the storm damage.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(4)  INVESTMENT IN CABLE TELEVISION SYSTEMS

The Company's investment in cable television systems is comprised of the following:

                                                                                --------------------------------------
                                                                                  December 31,         December 31,
                                                                                      1998                 1997
                                                                                -----------------    -----------------

         Property and equipment                                                 $   435,531          $   297,229
         Less--accumulated depreciation                                             (92,777)             (49,505)
                                                                                -----------          -----------
                Property and equipment, net                                         342,754              247,724
                                                                                -----------          -----------

         Franchise costs                                                            717,614              523,096
         Covenants not to compete                                                    16,856               14,983
         Subscriber lists                                                           146,411              106,270
         Goodwill                                                                    53,937               44,702
                                                                                -----------          -----------
                                                                                    934,818              689,051
         Less--accumulated amortization                                            (114,294)             (51,326)
                                                                                -----------          -----------
                Franchise costs and other intangible assets, net                    820,524              637,725
                                                                                -----------          -----------

         Total investment in cable television systems, net                      $ 1,163,278          $   885,449
                                                                                ===========          ===========


(5)  ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company has completed several acquisitions since its inception through December 31, 1998. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods. The following table lists the acquisitions and the purchase price for transactions occurring in the most recent two years.


--------------------------------------------------------------------------------------------------------------------------------
                   Predecessor Owner                      Primary Location of Systems     Date Acquired     Acquisition Cost (a)
                   -----------------                      ---------------------------     -------------     --------------------
Bluegrass Cable Partners, L.P.                                      Kentucky              March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems, Inc.             Kentucky              March 31, 1997             $1,800
Milestone Communications of New York, L.P.                            Ohio                March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                                  Ohio                 May 30, 1997             $34,800
Phoenix Front Row Cablevision                                         Ohio                 May 30, 1997              $6,900
PCI Incorporated                                                    Michigan             August 29, 1997            $13,600
SRW, Inc.'s Blue Ridge Cable Systems, L.P.                Tennessee and North Carolina  September 3, 1997            $4,100
A-R Cable Services - ME, Inc. ("Cablevision")                        Maine               October 31, 1997           $78,600
Harold's Home Furnishings, Inc.                            Pennsylvania and Maryland     October 31, 1997            $1,600
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture ("TCI-VT/NH")                            Vermont and New Hampshire     December 2, 1997           $34,800
Cox Communications, Inc. ("Cox-Central Ohio")                         Ohio              December 19, 1997          $204,100
TVC-Sumpter Limited Partnership and North Oakland Cablevision
    Partners Limited Partnership                                    Michigan              March 6, 1998             $14,400
TCI Cablevision of Ohio, Inc.                                         Ohio                April 1, 1998             $10,000
New England Cablevision of Massachusetts, Inc. ("NECMA")         Massachusetts            April 3, 1998             $44,900
Ohio Cablevision Network, Inc. ("TCI-Bryan")                          Ohio                July 31, 1998             $37,400
Unity Cable Television, Inc.                                         Maine              September 30, 1998             $800*
Appalachian Cablevision of Ohio                                       Ohio              September 1, 1998              $300
State Cable TV Corporation ("State")                          Maine, New Hampshire       October 23, 1998          $190,200*
Paint Valley Cable                                                    Ohio               October 30, 1998            $1,900*
CASCO                                                                Maine              November 30, 1998            $3,200*

---------------

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(5)  ACQUISITIONS AND DISPOSITIONS (continued)

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of December 31, 1998.
*     Subject to adjustment.

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                              -----------------------------------------------------
                                                                    1998              1997              1996
                                                              Acquisitions(a)   Acquisitions(a)   Acquisitions(a)
                                                               ----------         -----------        ----------
    Property and equipment                                     $   79,526          $   48,805        $  169,240
    Franchise costs and other intangible assets                   244,492             344,490           268,836
                                                               ----------         -----------        ----------
         Subtotal                                                 324,018             393,295           438,076
                                                               ----------         -----------        ----------
    Net working capital (deficit)                                     410                (164)           (7,107)
    Deferred income taxes                                         (14,783)                  -                 -
    Less - Earnest money deposits applied                          (2,050)               (500)           (9,502)
                                                               ----------         -----------        ----------
         Total cash paid for acquisitions                      $  307,595         $   392,631        $  421,467
                                                               ==========         ===========        ==========

------------
(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the Triax I, Cablevision, TCI-VT/NH, Cox-Central Ohio, NECMA, TCI-Bryan and State Cable acquisitions (the "Acquisitions") had been consummated on January 1, 1997, are as follows:

                                                             ----------------------------------------------
                                                                     Year Ended December 31, 1998
                                                             ----------------------------------------------
                                                             Historical                        Pro Forma
                                                             Results        Acquisitions       Results
                                                             ----------        -----------     ---------
Revenue                                                      $  245,134        $    31,842     $ 276,976
Operating, selling, general and administrative expenses        (130,744)           (20,245)     (150,989)
Depreciation and amortization                                  (114,155)           (15,546)     (129,701)
                                                             ----------        -----------     ---------
Operating income (loss)                                             235             (3,949)       (3,714)
Interest and other expenses                                     (66,431)            (7,509)      (73,940)
                                                             ----------        -----------     ---------
Net loss                                                     $  (66,196)       $   (11,458)    $ (77,654)
                                                             ==========        ===========     =========

                                                             ----------------------------------------------
                                                                     Year Ended December 31, 1997
                                                             ----------------------------------------------
                                                             Historical                        Pro Forma
                                                             Results        Acquisitions       Results
                                                             ----------        -----------     ---------
Revenue                                                      $ 145,126         $  105,533      $ 250,659
Operating, selling, general and administrative expenses        (78,732)           (56,312)      (135,044)
Depreciation and amortization                                  (65,502)           (47,543)      (113,045)
                                                             ----------        -----------     ---------
Operating income                                                   892              1,678          2,570
Interest and other expenses                                    (47,755)           (34,592)       (82,347)
                                                             ----------        -----------     ---------
Net loss                                                     $ (46,863)        $  (32,914)      $(79,777)
                                                             ==========        ===========     =========

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(5)  ACQUISITIONS AND DISPOSITIONS (continued)


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

Dispositions

The Company has completed two dispositions from its inception through December 1998.

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

On January 7, 1999, the Company sold certain cable television system assets located in the Southeast region to Helicon Partners I, LP, for an aggregate sales price of approximately $5,220.


(6)  DEBT

The Company's debt was comprised of the following:

                                                                                      -------------------------------
                                                                                      December 31,     December 31,
                                                                                          1998             1997
                                                                                          ----             ----

    Bank Credit Facility (a) --
     Revolving Credit Facility, interest based on various floating rate options
         (7.25% average at December 31, 1998), payable monthly                        $    172,000      $         -
     Term loans, interest based on various floating libor rate options
         (7.46% and 8.33% weighted average at December 31, 1998 and 1997,
         respectively), payable monthly                                                    498,125          432,000
    11% Senior Subordinated Notes due 2006 (b)                                             200,000          200,000
    Capital leases                                                                           1,485                -
                                                                                      ------------     ------------
          Total debt                                                                  $    871,610     $    632,000
                                                                                      ============     ============

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(6)    DEBT (continued)

       Under the terms of the Amended Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon a change of control of the Company and the sale of any of its operating systems. This obligation may be waived with the consent of the majority of the lenders. Further, beginning with the year ending December 31, 2001, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the Amended Credit Facility. The Company also pays commitment fees ranging from 1/2% - 3/8% per annum on the average unborrowed portion of the total amount available under the Amended Credit Facility.

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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(6)  DEBT (continued)

         On April 8, 1998, the Company entered into a collar interest rate swap agreement ("Collar Agreement") for a notional amount of $100,000, maturing on January 8, 2001. The Collar Agreement provides for different exchanges between the Company and the counterparty depending on the level of the floating three month LIBOR rate (5.32% at December 31, 1998). Such exchanges occur every three months during the term of the Collar Agreement. The different exchanges are as follows:

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

         On October 3, 1997, in order to convert certain of the interest payable at variable rates under indebtedness, the Company entered into a forward interest rate swap agreement. This commenced on October 15, 1998, for a notional amount totaling $150,000, maturing on October 15, 2001. According to this agreement, the Company will pay or receive the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month libor applied to the same $150,000 notional amount every three months during the term of the interest rate swap agreement.

         For the years ended December 31, 1998 and 1997, the Company recognized an increase in interest expense of approximately $585 and $312, respectively, as a result of the interest rate swap agreements.

         Information concerning the Company's interest rate agreements at December 31, 1998 is as follows:

                                                                                                 Amount to be
                                            Interest rate                Notional                  paid upon
               Expiration date             to be received                 amount                termination (i)
               ---------------             --------------                 ------                ---------------
         November 15, 1999                     5.912%                 $     65,000               $       472.5
         November 15, 1999                     5.188%                       22,500                        12.1
         January 8, 2001                       5.650%                      100,000                     1,215.3
         October 7, 2001                       5.940%                      100,000                     2,731.9
         October 15, 2001                      6.115%                      150,000                     4,340.7
                                                                      ------------               -------------
                                                                      $    437,500               $     8,772.5
                                                                      ============               =============

         (i) The estimated amount that the Company would pay to terminate the agreements on December 31, 1998. This amount takes into consideration current interest rates, the current creditworthiness of the counterparties and represents the fair value of the interest rate agreements.

The debt of the Company matures as follows:

             Year Ended December 31 --
             -------------------------
             1999                                     $      11,144
             2000                                            24,575
             2001                                            34,575
             2002                                            44,575
             2003                                            55,825
             Thereafter                                     700,916
                                                       ------------
                                                       $    871,610
                                                       ============

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands


(7)  GUARANTOR SUBSIDIARIES

The Indenture for the Notes has been amended to add New England and NECMA as guarantors ("Guarantor Subsidiaries") of the Notes. The guaranty is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because management believes that they are not material to investors.

Following is condensed consolidating financial information for the Company:

                      Balance Sheet as of December 31, 1998

                                 --------------------------------------------------------------------------------------
                                                      Guarantor       Non-Guarantor     Consolidating     Consolidated
                                      FVOP          Subsidiaries      Subsidiaries         Entries            FVOP
                                 ----------------  ---------------- ----------------  ----------------  ---------------

Cash                              $       4,249       $       559      $       82       $         -       $      4,890
Receivables                              18,330               287             288            (6,053)            12,852
Prepaid expenses                          3,929               115               2                 -              4,046
Investment in cable
    Television systems                1,137,025            56,574           4,679           (35,000)         1,163,278
Other assets                             24,460                 -               -            (8,304)            16,156
                                  -------------       -----------      ----------       -----------       ------------
    Total assets                  $   1,187,993       $    57,535      $    5,051       $   (49,357)      $  1,201,222
                                  =============       ===========      ==========       ===========       ============

 Accounts payable and
    Accrued liabilities           $      34,021       $     6,705      $      729       $    (6,053)      $     35,402
 Subscriber    prepayments   and
    deposits                              3,320                (8)              -                 -              3,312
Accrued interest payable                  9,547                 -               -                 -              9,547
Deferred income taxes                         -            11,859              (3)                -             11,856
Debt                                    871,610            35,000               -           (35,000)           871,610
Partners' capital/
    Subsidiary equity                   269,495             3,979           4,325            (8,304)           269,495
                                  -------------       -----------      ----------       -----------       ------------
    Total liabilities and
       partners' capital          $   1,187,993       $    57,535      $    5,051       $   (49,357)      $  1,201,222
                                  =============       ===========      ==========       ===========       ============


          Statement of Operations for the Year Ended December 31, 1998

                                 --------------------------------------------------------------------------------------
                                                       Guarantor      Non-Guarantor     Consolidating     Consolidated
                                      FVOP          Subsidiaries      Subsidiaries         Entries            FVOP
                                 ----------------  ---------------- ----------------  ----------------   --------------
Revenue                           $     236,728       $     8,219      $      187       $         -       $    245,134
Operating expenses                      119,532             4,112             135                 -            123,779
Corporate administrative
    expenses                              6,513               452               -                 -              6,965
Depreciation and
    amortization                        106,609             7,494              52                 -            114,155
                                  -------------       -----------      ----------       -----------       ------------
Operating income                          4,074            (3,839)              -                 -                235
Interest expense, net                   (64,025)           (4,807)              -                 -            (68,832)
Equity in losses of affiliate            (6,020)                -               -             6,020                  -
Other expense                              (225)             (301)              -                 -               (526)
Income tax benefit                            -             2,927               -                 -              2,927
                                  -------------       -----------      ----------       -----------       ------------
Net loss                          $     (66,196)      $    (6,020)     $        -       $     6,020       $    (66,196)
                                  =============       ===========      ==========       ===========       ============

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Amounts In Thousands

(8)  DEFERRED FINANCING COSTS

The Company refinanced its Senior Credit Facility in December, 1997. Accordingly, the deferred financing costs related to the initial debt were written off. The effect of this write-off was a $5,046 charge to expense and was recorded as an extraordinary item. Additional costs related to the Amended Credit Facility were recorded as deferred financing costs during 1997.


(9)   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair value due to the nature and length of maturity of the investments.

The estimated fair value of the Company's Amended Credit Facility is based on floating market rates at December 31, 1998; therefore, there is no material difference in the fair market value and the carrying value of such debt instruments. The Notes have an aggregate principal amount of $200,000 with a 11% coupon rate. The fair value of the Notes at December 31, 1998 is $222,000.


(10)  COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $5,806, $4,065 and $2,365, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to December 31, 1998 are as follows:

               Year Ended December 31 --
               -------------------------
               1999                                  $      1,404
               2000                                         1,104
               2001                                           781
               2002                                           646
               2003                                           390
               Thereafter                                     737
                                                     ------------
                                                     $      5,062
                                                     ============

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

(10)  COMMITMENTS AND CONTINGENCIES (continued)

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


(11)  YEAR 2000 COMPLIANCE

The Company has under way a project to review and modify, as necessary, its computer applications, hardware and other equipment to make them Year 2000 compliant. The Company has also initiated formal communications with third parties having a substantial relationship to its business, including significant suppliers and financial institutions, to determine the extent to which the Company may be vulnerable to such third parties' failures to achieve Year 2000 compliance.

Failure to achieve Year 2000 compliance by the Company, its principal suppliers and certain financial institutions with which it has relationship could negatively affect the Company's ability to conduct business for an extended period. There can be no assurances that all Company information technology systems and components will be fully Year 2000 compliant; in addition, other companies on which the Company's systems and operations rely may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on the Company's financial position, results of operations or liquidity.


(12)  SUBSEQUENT EVENT

On February 22, 1999, FVP entered into a definitive agreement with Adelphia Communications Corporation to sell all outstanding partnership interests of FVP in exchange for cash, the assumption of certain liabilities and 7,000,000 shares of Adelphia Class A common stock.

                          INDEPENDENT AUDITORS' REPORT


To The Shareholder of
FrontierVision Capital Corporation:

We have audited the accompanying balance sheets of FrontierVision Capital Corporation as of December 31, 1998 and 1997 and the related statements of operations, owner's equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from July 26, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Capital Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from July 26 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.







                                                                        KPMG LLP


Denver, Colorado
March 15, 1999

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                                -----------------------------------
                                                                                 December 31,       December 31,
                                                                                     1998               1997
                                                                                ---------------   -----------------

                                    ASSETS


Cash                                                                              $        -            $      143
                                                                                  ----------            ----------
            Total assets                                                          $        -            $      143
                                                                                  ==========            ==========


                        LIABILITIES AND OWNER'S EQUITY

Payable to FVOP                                                                   $      100            $      100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding
                                                                                           1                     1
      Additional paid-in capital                                                          99                    99
      Retained deficit                                                                  (200)                  (57)
                                                                                  ----------            ----------
          Total owner's equity                                                          (100)                   43
                                                                                  ----------            ----------

          Total liabilities and owner's equity                                     $       -            $      143
                                                                                  ==========            ==========
























               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                   ------------------------------------------------------------
                                                                                             For the Period
                                                     For the Year       For the Year       From July 26, 1996
                                                        Ended               Ended          (Inception) through
                                                     December 31,       December 31,          December 31,
                                                         1998               1997                  1996
                                                   -----------------                      ---------------------


Revenue                                              $          -         $         -           $        -

General and administrative expenses                           143                  45                      12
                                                     ------------         -----------           -------------

   Net loss                                          $       (143)        $       (45)          $         (12)
                                                     ============         ===========           =============

































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                          STATEMENTS OF OWNER'S EQUITY



                                                             -----------------------------------------------------------
                                                                Common       Additional      Retained    Total owner's
                                                                 stock     paid-in capital    deficit        equity
                                                                ---------      ---------     ---------    ---------
Balance, at July 26, 1996 (inception)                           $       -      $       -     $       -    $       -
       Issuance of Common Stock                                         1             99             -          100
       Net loss                                                         -              -           (12)         (12)
                                                                ---------      ---------     ---------    ---------
Balance, December 31, 1996                                              1             99           (12)          88
       Net loss                                                         -              -           (45)         (45)
                                                                ---------      ---------     ---------    ---------
Balance, December 31, 1997                                              1             99           (57)          43
       Net loss                                                         -              -          (143)        (143)
                                                                ---------      ---------     ---------    ---------
Balance, December 31, 1998                                      $       1      $      99     $    (200)   $    (100)
                                                                =========      =========     =========    =========




































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                      -------------------------------------------------------------
                                                                                                  For the Period
                                                        For the Year         For the Year         from July 26,
                                                            Ended               Ended              1996 through
                                                        December 31,         December 31,          December 31,
                                                            1998                 1997                 1996
                                                      ------------------  -------------------  --------------------


Cash flows from operating activities:
          Net loss                                       $         (143)     $          (45)      $          (12)
          Decrease in receivable from affiliate                       -                   -                  100
                                                         --------------      --------------       --------------
          Net cash flows used in operating activities              (143)                (45)                  88
                                                         --------------      --------------       --------------
Cash flows from investing activities                                  -                   -                    -
                                                         --------------      --------------       --------------
Cash flows from financing activities:
          Advance from FVOP                                           -                   -                  100
                                                         --------------      --------------       --------------
          Net cash flows from financing activities                    -                   -                  100
                                                         --------------      --------------       --------------
Net increase in cash and cash equivalents                          (143)                (45)                 188
Cash and cash equivalents, beginning of period                      143                 188                    -
                                                         --------------      --------------       --------------
Cash and cash equivalents, end of period                 $            -      $          143       $          188
                                                         ==============      ==============       ==============



























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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To State Cable TV Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of State Cable TV Corporation and Subsidiary as of December 31, 1997, and the related consolidated statement of operations and deficit and cash flows for the year then ended. These consolidated financial statements referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Cable TV Corporation and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.







Boston, Massachusetts
March 13, 1998

                    STATE CABLE TV CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets

                                     Assets
                                                                                            December 31,     September 30,
                                                                                                1997              1998
                                                                                                              (Unaudited)

Current Assets:
   Cash                                                                                 $       605,832   $       915,676
   Subscriber receivables, net of allowance for doubtful accounts of $706,140 at              1,688,694         1,505,602
     December, 31 1997 and $1,150,567 at September 30, 1998 (unaudited)
   Other current assets                                                                         440,594           474,408
                                                                                        ---------------   ---------------
         Total current assets                                                                 2,735,120         2,895,686
                                                                                        ---------------   ---------------
Property, Plant and Equipment, at cost:
   Land and building held for sale                                                              383,219           383,219
   Land                                                                                         235,674           235,674
   Building and building improvements                                                         2,317,728         2,386,357
   Cable TV equipment                                                                        56,274,822        60,072,379
   Office equipment                                                                           1,558,486         1,666,208
   Vehicles                                                                                   2,017,865         2,212,835
                                                                                        ---------------   ---------------
                                                                                             62,787,794        66,956,672
   Less-Accumulated depreciation                                                            (40,957,381)      (44,491,861)
                                                                                        ---------------   ---------------
                                                                                             21,830,413        22,464,811
   Construction in process                                                                      805,422               -
                                                                                        ---------------   ---------------
                                                                                             22,635,835        22,464,811

Notes Receivable from Affiliate (Note 8)                                                     10,115,617        11,070,626
Deferred Income on Installment Sale (Note 8)                                                 (7,291,147)       (7,684,897)
                                                                                        ---------------   ---------------
         Total notes receivable                                                               2,824,470         3,385,729
                                                                                        ---------------   ---------------
Intangible Assets, net
   Franchises                                                                                 2,420,280         2,221,019
   Goodwill                                                                                     285,409           276,877
   Loan costs                                                                                 1,200,807         1,011,805
                                                                                        ---------------   ---------------
                                                                                              3,906,496         3,509,701
                                                                                        ---------------   ---------------
Other Assets (Note 3)                                                                            93,543               -
                                                                                        ---------------   ---------------
         Total assets                                                                   $    32,195,464   $    32,255,927
                                                                                        ===============   ===============
                      Liabilities and Shareholders' Deficit
Current Liabilities:
   Current maturities of long-term debt                                                 $     5,254,068   $     7,011,576
   Accounts payable                                                                           2,845,415         2,438,018
   Accrued expenses                                                                           1,856,008         1,719,585
   Subscriptions received in advance                                                            351,032           346,694
                                                                                        ---------------   ---------------
         Total current liabilities                                                           10,306,523        11,515,873
                                                                                        ---------------   ---------------

Long-Term Debt, net of current maturities                                                    55,704,532        54,804,435
Deferred State Tax Payable                                                                       18,355               -
Other Long-Term Liabilities                                                                     102,579           311,829
                                                                                        ---------------   ---------------
         Total liabilities                                                                   66,131,989        66,632,137
                                                                                        ---------------   ---------------
Commitments and Contingencies (Note 5)
Minority Interest                                                                             2,082,054         2,665,322
Shareholders' Deficit:
  Common stock, par value $1.00 per share, authorized, issued and outstanding, 1,822              1,822             1,822
     shares
  Accumulated deficit                                                                       (36,020,401)      (37,043,354)
                                                                                        ---------------   ---------------
         Total shareholders' deficit                                                        (36,018,579)      (37,041,532)
                                                                                        ---------------   ---------------
         Total liabilities and shareholders' deficit                                    $    32,195,464   $    32,255,927
                                                                                        ===============   ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                    STATE CABLE TV CORPORATION AND SUBSIDIARY

                Consolidated Statements of Operations and Deficit



                                                    Year Ended        Nine Months Ended           Three Months Ended
                                                   December 31,         September 30,               September 30,
                                                       1997           1997           1998         1997          1998
                                                                         (Unaudited)                 (Unaudited)

Gross Service Revenue:
   Subscriber revenue                             $  22,327,282  $  16,508,075   $ 18,500,996 $   5,736,622 $  6,380,173
   Premium services and pay per view revenue          3,274,880      2,260,703      2,488,962       826,772      958,136
   Advertising revenue                                1,441,866        946,370        981,967       276,455      376,642
   Installation revenue                                 594,663        469,068        371,564       136,114      123,544
   Other revenue                                        702,014        608,805        655,733       215,741      350,609
                                                  -------------  -------------   ------------ ------------- ------------
                                                     28,340,705     20,793,021     23,126,355     7,191,704    8,089,104
Programming Costs                                     5,434,797      3,905,225      4,689,751     1,391,621    1,648,373
                                                  -------------  -------------   ------------ ------------- ------------
         Net revenue (after programming costs)       22,905,908     16,887,796     18,436,604     5,800,083    6,440,731
                                                  -------------  -------------   ------------ ------------- ------------
Operating Expenses:
   General and adminstrative                          6,009,795      4,652,460      5,248,940     1,569,971    1,824,686
   Production and advertising                         3,848,847      2,869,849      2,930,704       912,574      984,781
   Depreciation                                       4,259,092      3,653,200      3,534,480     1,238,400    1,178,160
   Ice storm damage                                         -              -        1,595,567            -        71,465
                                                  -------------  -------------   ------------ ------------- ------------
                                                     14,117,734     11,175,509     13,309,691     3,720,945    4,059,092
                                                  -------------  -------------   ------------ ------------- ------------

Income  from Operations Before Other Expenses         8,788,174      5,712,287      5,126,913     2,079,138    2,381,639
(Income)

Other Expenses (Income):
   Interest expense                                   4,875,201      3,556,976      3,954,002     1,249,541    1,464,951
   Management fees to affiliated company                687,177        506,039        566,316       174,000      188,772
   Amortization of intangible assets                    626,813        368,014        396,917       126,792      132,306
   Gain on sale of equipment                            (31,051)        (6,737)           -            -             -
   Interest income                                      (71,117)       (24,517)       (31,693)       (7,453)     (12,114)
   Minority interest in income of Better Cable          768,594        588,255        583,268       207,994      245,251
                                                  -------------  -------------   ------------ ------------- ------------
    TV Company
                                                      6,855,617      4,988,030      5,126,913     1,750,874    2,019,166
                                                  -------------  -------------   ------------ ------------- ------------
Income  (Loss) Before State Income Taxes              1,932,557        724,257       (341,897)      328,264      362,473

Provision for State Income Taxes                         18,000           -              -            -            -
                                                  -------------  -------------   ------------ ------------- ------------
         Net income (Loss)                            1,914,557        640,714       (341,897)      328,264      362,473
                                                  -------------  -------------   ------------ ------------- ------------
Accumulated Deficit, beginning of period            (36,780,806)   (36,780,806)   (36,020,401)  (36,384,813) (36,724,771)

Distribution to Shareholders (Note 2(g))             (1,154,152)    (1,536,000)      (681,056)   (1,536,000)    (681,056)
                                                  -------------  -------------   ------------ ------------- ------------
Accumulated Deficit, end of period                $ (36,020,401) $ (37,592,549)  $ (37,043,354)$(37,592,549)$(37,043,354)
                                                  =============  =============   ============= ============ ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    STATE CABLE TV CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                       Year Ended             Nine Months Ended
                                                                      December 31,              September 30,
                                                                          1997              1997              1998
                                                                                                 (Unaudited)
Cash Flows from Operating Activities:
   Net income (loss)                                                $     1,914,557   $       640,714  $      (341,897)
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                        4,885,905         3,866,493        3,931,397
     Provision for bad debts                                                284,565           855,381          444,427
     Gain on sale of equipment                                              (31,051)           (6,737)             -
     Minority interest                                                      386,746           588,255          583,268
     Deferred taxes                                                          (1,645)          (20,000)         (18,355)
     Changes in operating assets and liabilities, net of effects from purchase of Pegasus-
       Increase in subscriber receivables                                  (305,301)         (618,571)        (261,335)
       Increase in other current assets                                    (536,180)         (446,422)         (33,814)
       Increase in notes receivable                                      (2,024,992)         (340,836)        (561,259)
       Decrease in other assets                                             377,242           440,785           93,543
       Increase (decrease) in accounts payable                              551,984           828,584         (407,397)
       Increase (decrease) in accrued expenses                              223,702           215,148         (136,423)
       Increase in subscriptions received in advance                         36,526           118,021          204,912
                                                                    ---------------   ---------------  ---------------
           Net cash provided by operating activities                      5,762,058         6,120,815        3,497,067
                                                                    ---------------   ---------------  ---------------
Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment                          (7,463,502)      (11,481,424)      (3,363,456)
   Payment for purchase of Pegasus, net of cash acquired                 (6,838,183)             -                -
   Acquisition of intangible assets, exclusive of effects from             (261,374)       (2,354,232)            (122)
                                                                    ---------------   ---------------  ---------------
     purchase of Pegasus

           Net cash used in investing activities                        (14,563,059)      (13,835,656)      (3,363,578)
                                                                    ---------------   ---------------  ---------------
Cash Flows from Financing Activities:
   Repayment of long-term debt                                           (3,132,621)       (2,224,971)      (3,942,589)
   Proceeds from long-term debt                                          13,200,000        11,500,000        4,800,000
   Distributions to shareholders                                         (1,154,152)       (1,536,000)        (681,056)
                                                                    ---------------   ---------------  ---------------
           Net cash provided by financing activities                      8,913,227         7,739,029          176,355
                                                                    ---------------   ---------------  ---------------
Net Increase in Cash                                                        112,226            24,188          309,844

Cash, beginning of year                                                     493,606           493,606          605,832
                                                                    ---------------   ---------------  ---------------
Cash, end of year                                                   $       605,832   $       517,794  $       915,676
                                                                    ===============   ===============  ===============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                       $     4,681,103   $     3,423,872  $     3,904,574
                                                                    ===============   ===============  ===============
     Income taxes                                                            23,634                 -                -
                                                                    ===============   ===============  ===============
Supplemental Disclosures of Noncash Investing Activities:
   Increase in promissory note receivable and deferred income on            525,000           393,750          393,750
                                                                    ===============   ===============  ===============
     installment sale due to accrued interest


        The accompanying notes are an integral part of these consolidated financial statements.

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)

(1)    Organization

       State Cable TV Corporation and Subsidiary (the Company) is engaged primarily in providing cable television and related services to the Maine and New Hampshire areas.

       On January 31, 1997, the Company purchased substantially all of the assets and assumed current liabilities of Pegasus, a cable television company that provides service to areas in the State of New Hampshire. The total purchase price was $7,135,000, of which $300,000 was paid in 1996 and is included in deposits and other assets at December 31, 1996. The balance due was paid utilizing the Company's credit facility in 1997. The transaction was treated as a purchase. The fair market value of the assets approximated the purchase price. The value of the acquired franchises was approximately $2,000,000 which is being amortized over 10 years, which represents the lives of the franchise agreements.

(2)    Summary of Significant Accounting Policies

       The  accompanying   financial   statements  reflect  the  application  of
       accounting   policies  described  in  this  note  and  elsewhere  in  the accompanying notes to consolidated financial statements.

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and Better Cable TV Company, its 60%-owned subsidiary (see
              Note 9). Material intercompany transactions and accounts have been eliminated in consolidation. The shareholders of the Company are the partners of a partnership (the Affiliate) that owns the minority interest of $2,082,054 as of December 31, 1997, representing a 40% interest in the subsidiary. Changes in minority interest reflect Better Cable TV Company's capital adjusted by its portion of the net gain or loss.

       (b)    Management Estimates

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

       (c)    Property, Plant and Equipment

              Property, plant and equipment is carried at cost and is being depreciated under the straight-line method over the estimated useful lives of the assets which range from 5 to 33 years as described below. Repair and maintenance costs are charged to expense as incurred.

              Building and building improvements....................20-33 years
              Cable TV equipment......................................5-7 years
              Office equipment..........................................5 years
              Vehicles..................................................5 years

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)

              Property and equipment include the following amounts held under capital leases:

                                               December 31,      September 30,
                                                  1997               1998

         Land                                  $  169,000       $  169,000
         Building and building improvements     1,606,422        1,644,230
         Less--Accumulated depreciation          (160,403)        (240,544)
                                               ----------       ----------
                                               $1,615,019       $1,572,686
                                               ==========       ==========
       (d)    Intangible Assets

              Intangible assets are carried at cost and are being amortized under the straight-line method over the periods indicated in Note 3.

       (e)    Investment in an Affiliate

              Investment in a 33-1/3%-owned affiliate, Pinetree Microwave Corporation, is carried under the equity method and classified in other assets in the accompanying balance sheet. The assets, liabilities and results of operations of Pinetree are not significant to the Company. During 1998, the Company reevaluated the value of the asset and wrote it down to zero.

       (f)    Revenue Recognition

              Operating revenues for cable services are recognized as services are rendered. Revenues from services contracts are recognized in earnings over the terms of the contract.

       (g)    Income Taxes

              The Company has elected subchapter S Corporation status for federal and the State of Maine income tax purposes. Provisions for federal and Maine income taxes have not been made as the Company's operations are included pro rata in the individual income tax returns of its shareholders. A provision for New Hampshire income taxes has been made in the accompanying consolidated financial statements due to the fact New Hampshire does not recognize the Company's S corporation status. During 1997, the Company made distributions to shareholders of $1,154,152 to pay their estimated tax payments.

              The Company provides for New Hampshire income taxes under the liability method in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse. Temporary differences relate mainly to depreciation and deferred interest.

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)

              The components of the provision for income taxes for December 31, 1997 is as follows:

                                                                  December 31,
                                                                      1997

                Current-
                   State                                        $    20,500

                Deferred-
                   State                                             (2,500)
                                                                -----------
                         Total provision (benefit)              $    18,000
                                                                ===========
       (h)    Cash

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       (i)    Concentration of Credit Risk

              SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risks such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable.

       (j)    Long-Lived Assets

              The Company has assessed the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. As of December 31, 1997 and September 30, 1998, management believes there has been no impairment of long-lived assets.

       (k)    Interim Financial Statements (Unaudited)

              The accompan ying consolidated balance sheet as of September 30, 1998, is unaudited, but in the opinion of management, includes all adjustments consisting of normal recurring adjustments necessary for fair presentation of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted with respect to the nine months ended, September, 30, 1998, although the Company believes that the disclosures included are adequate to make the information presented not misleading. Results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)

(3)    Intangible Assets

       Intangible assets consist of the following:

                                               December 31,   September 30,   Amortization
                                                   1997            1998          Period
                                                                               in Years


        Customer lists                      $    2,858,218  $    2,858,218        7
        Franchises                               4,348,947       4,349,069      10-15
        Restrictive covenants                      317,921         317,921       2-10
        Goodwill                                   454,013         454,013        40
        Loan costs                               1,770,629       1,770,629       5-8
        Other                                      253,476         253,476       5-10
                                            --------------  --------------
                                                10,003,204      10,003,326

        Less--Accumulated amortization           6,096,708       6,493,625
                                            --------------  --------------
                                            $    3,906,496  $    3,509,701
                                            ==============  ==============

(4)    Long-Term Debt

       Long-term debt consists of the following:

                                           December 31,      September 30,
                                               1997              1998

          Term loan                   $     42,276,500    $     38,363,675
          Revolving line of credit          17,200,000          22,000,000
          Capital lease                      1,482,100           1,452,336
                                      ----------------    ----------------
                                            60,958,600          61,816,011

          Less--Current maturities           5,254,068           7,011,576
                                      ----------------    ----------------
                                      $     55,704,532    $     54,804,435
                                      ================    ================

       The Company has a $67,000,000 credit facility (the Facility) with The First National Bank of Chicago (First Chicago) as agent for the lending institutions (the Lenders) under a credit agreement (Credit Agreement). The Facility consists of a $47,000,000 amortizing term loan maturing on December 31, 2002 and a $20,000,000 revolving credit facility terminating on March 31, 2004. The revolving line of credit is for capital expenditures, system acquisitions and other general corporate purposes subject to limitations as defined in the agreement. The Facility is collateralized by all of the Company's assets. In addition, the shareholders pledge the stock of the Company and the partnership interest in Better Cable TV Company as collateral. The 40% minority interest in Better Cable TV Company has also been pledged as collateral. The Credit Agreement requires the Company to meet various financial covenants and as of December 31, 1997 the Company was in compliance with these covenants. The Credit Agreement limits the payments for capital expenditures, management fees and dividends. The Credit Agreement requires that the term loan be repaid by quarterly installments. The repayments are based upon a percentage of the amount outstanding as of June 30, 1997 and these percentages increase annually until 2002 when it decreases. Advances under the revolving credit facility are payable quarterly beginning March 31, 2003. In addition, mandatory prepayments of an amount equal to 50% of the excess cash flows, if positive, for the most recently ended fiscal year are required under the revolving credit facility.

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)


       The Credit Agreement requires the Company to pay a commitment fee of .30% and .40% for Facilities B and C, respectively, per annum on the average daily unborrowed portion of the revolving credit facility. Fees paid under this arrangement amounted to $20,466 in 1997. In addition, the Company paid management fees associated with the agreement of $30,000 in 1997.

       The Credit Agreement requires interest based on the type of advance requested by the Company, either floating rate or Eurodollar, plus the applicable margin, as defined in the Credit Agreement. The interest rates at December 31, 1997 for the Facility ranged from 7.99% to 8.23% with a weighted average rate of 8.05%.

       Maturities of long-term debt are as follows:

          Year Ending December 31,               Amount

          1998                               $    5,254,068
          1999                                    7,602,643
          2000                                    9,320,371
          2001                                   10,410,565
          2002                                    9,972,788
          Thereafter                             18,398,165
                                             --------------
                                             $   60,958,600
                                             ==============

(5)    Commitments and Contingencies

       (a)    Leases

              The Company leases telephone and utility poles at a current annual
              rental  of  approximately   $914,000.  The  leases  are  one  year
              self-renewing agreements.

              The Company is also obligated under leases with an affiliate and others for microwave relay services and tower sites, the latest expiring in 2079. The Company entered into a capital lease for its current office location expiring in 2011, with aggregate monthly payments of approximately $14,000. The minimum annual payments under the leases are approximately as follows:

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)

                                                 Operating      Capital Lease
                                                  Leases

                1998                          $  103,678      $   168,861
                1999                              26,638          174,642
                2000                              27,143          178,954
                2001                              27,672          184,323
                2002                              28,228          189,852
                Thereafter                       288,658        1,697,798
                                              ----------      -----------
                                              $  502,017
                                              ==========
                Total minimum future payments                   2,594,430
                Less--Amounts representing interest             1,112,330
                                                              -----------
                Present value of net minimum lease              1,482,100
                  payments
                Less--Current maturity                             37,147
                                                              -----------
                                                              $ 1,444,953
                                                              ===========

              Rent expense, including pole attachments, charged to operations amounted to $974,521 for the year ended, December 31, 1997 and $763,427 for the nine months ended, September 30, 1998.

       (b)    Litigation

              In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

(6)    Due to Affiliate and Other Related Party Transactions

       (a)    Affiliate

              Fees for management services provided by its Affiliate amounted to $687,177 in 1997.

              Included in accounts payable and accrued expenses at December 31, 1997 was approximately $753,000 due to the Company's Affiliates.

       (b)    Aurora

              The Company's shareholders are majority shareholders in Aurora Telecommunications, LLC (Aurora). The Company leases fiber lines to Aurora under seven-year operating leases. Lease income amounted to $471 in 1997.

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)

              The Company issued a revolving credit line to Aurora with maximum borrowings of $3,000,000 at an applicable federal mid-term rate (6.02% at December 31, 1997). The credit line expires and is due September 1, 2003. At December 31, 1997, the outstanding principle balance due from Aurora was $1,991,002 with accrued interest of $28,903.

              Under a separate note to obtain a 5% owned investment, Aurora issued a $5,000 note payable at an annual compounded interest rate of 7% to the Company. The note is due and payable April 30, 1998. Accrued interest on this note was $87 at December 31, 1997.

(7)    Pension

       The Company adopted a defined contribution plan, which covers substantially all employees. Participants are fully vested after five years. Annual contributions are based upon 5% of the participants' compensation earned during the plan year.

       The Company also has a 401(k) plan, which substantially all employees are eligible to participate in. Participants are fully vested as to all contributions made to the plan. The Company matches 50% of employee contributions up to the first 4%. Expenses related to the plans charged to operations amounted to $202,951 in 1997.

(8)    Sale of Partnership Interest

       On November 15, 1996, the Company sold 20% of their partnership interest in Better Cable TV to an affiliate for a $7,500,000 promissory note maturing on March 31, 2004 bearing interest at 7% per annum. This sale is being treated as an installment sale for both financial reporting and income tax purposes resulting in a deferred gain of $6,700,522. No gain was recognized during 1997. For financial reporting purposes, accrued interest of $590,625 for the year ended, December 31, 1997 and $984,375 for the nine months ended, September 30, 1998, is being deferred.

(9)    Disclosure of Fair Market Value of Financial Instruments

       The carrying amounts of cash approximate fair value because of the short maturity of these investments. The carrying amounts of the revolving notes receivable and long-term debt approximates fair value due to the variable rates of these instruments. The fair value of the 7% note receivable is estimated based on currently quoted market prices for similar types of borrowing arrangements.

       The estimated fair value of the Company's financial instruments as of December 31, 1997 are as follows (dollars in thousands):

                                             Carrying Value         Fair
                                                                    Value

          Cash                                 $   605,832      $   605,832
          Revolving note receivable              2,019,905        2,019,905
          7% note receivable                     8,095,712        9,413,619
          Long-term debt                        60,958,600       60,958,600

                    State Cable TV Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                 (Including Data Applicable to Unaudited Period)
                                   (Continued)

(10)  Other Events

              (a)  Subsequent Event

              In January 1998, an ice storm severely damaged cable lines of the Company in the Maine systems. The resulting loss of $1,595,567 reflects damages incurred.

              (b)  Other Developments

              On February 6, 1998, the Company signed a nonbinding letter of intent with Heathrow Land Company, L.P. (HLC) whereby the Company and HLC agreed in principle to form a limited liability company
              (LLC) to own and operate the cable television system currently operated by Heathrow Cable in and around the private community of Heathrow, Florida. The terms of the letter of intent provide that the Company will pay $1,350,000 for its 80% interest in the LLC. Upon HLC's contribution or sale of the system and the assets to the LLC, HLC will receive that portion of the purchase price available after payment for the Bell South assets and any necessary working capital requirements of the LLC while becoming a 20% owner of the LLC.


              (c)  Sale to FrontierVision Operating Partners, L.P.

              On June 24, 1998, the Company signed an asset purchase agreement with FrontierVision Operating Partners, L.P. whereby the Company agreed to sell the majority of its State Cable TV and Better Cable TV assets to FrontierVision Operating Partners, L.P. for a base price of $188,750,000. The Company closed on this sale, subject to certain purchase price adjustments, on October 22, 1998.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
New England Cablevision of Massachusetts, Inc.


We have audited the accompanying balance sheets of New England Cablevision of Massachusetts, Inc. for the years ended December 31, 1997 and 1996, and the related statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New England Cablevision of Massachusetts, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




February 11, 1998                                    /s/ Baker Newman & Noyes
Portland, Maine                                      Limited Liability Company

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                                         March 31,                December 31,
                                                                           1998              1997             1996
                                                                        (Unaudited)

Cash                                                                  $       98,861   $      389,703    $      345,126
Investments available for sale (note 3)                                    3,812,685        6,242,464         5,899,258
Investments held to maturity (note 3)                                      4,100,000        9,600,000        12,838,779
Accounts receivable, less allowance for
    doubtful accounts of $60,112 in 1998,
    $76,450 in 1997 and $51,400 in 1996                                       58,087          120,529           154,626
Accrued interest receivable                                                   62,177          100,958            97,870
Prepaid expenses                                                             149,190           79,055           109,665

Property, plant and equipment, net:
    Property and equipment                                                    43,069           43,069            43,069
    Distribution equipment                                                18,755,678       15,835,849        14,704,528
    Support equipment, including construction
       in progress                                                         2,097,744        3,573,833           644,679
                                                                      --------------   --------------    --------------
                                                                          20,896,491       19,452,751        15,392,276
    Less accumulated depreciation                                         12,004,363       11,692,462        10,532,180
                                                                      --------------   --------------    --------------
       Property, plant and equipment, net                                  8,892,128        7,760,289         4,860,096
                                                                      --------------   --------------    --------------
                                                                      $   17,173,128   $   24,292,998    $   24,305,420
                                                                      ==============   ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,                December 31,
                                                                           1998              1997             1996
                                                                        (Unaudited)

Accounts payable                                                      $      357,213   $      716,957    $      445,932
Accrued expenses                                                              49,318          355,311           263,363
Unearned revenue                                                             141,855          131,740           147,733
Deferred income taxes (note 5)                                               859,000          855,000           864,000
                                                                      --------------   --------------    --------------
       Total liabilities                                                   1,407,386        2,059,008         1,721,028

Commitments (notes 4, 5, 7 and 8)

Stockholders' equity:
    Common stock, par value $1.00 per share.
       Authorized 500,000 shares; issued and
       outstanding 464,212 shares                                            464,212          464,212           464,212
    Additional paid-in capital                                            11,269,195       17,819,736        17,819,736
    Retained earnings                                                      4,032,335        3,950,042         4,300,444
                                                                      --------------   --------------    --------------
       Total stockholders' equity                                         15,765,742       22,233,990        22,584,392

                                                                      --------------   --------------    --------------

                                                                      $   17,173,128   $   24,292,998    $   24,305,420
                                                                      ==============   ==============    ==============

See accompanying notes.

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                             STATEMENTS OF EARNINGS


                                                                     Three Months
                                                                         Ended                       Year Ended
                                                              --------------------------       ---------------------
                                                                       March 31,                    December 31,
                                                                 1998            1997          1997             1996
                                                                 ----            ----          ----             ----
                                                              (Unaudited)     (Unaudited)

Revenues, net of discounts and allowances                    $  2,575,428   $  2,360,711    $  9,927,773   $  9,093,028

Expenses:
    Operating expenses                                            916,960        857,368       3,537,001      3,386,515
    Local production                                              152,958        120,686         433,493        370,913
    General and administrative (notes 2, 4 and 6)                 827,785        507,425       2,391,882      2,064,929
    Depreciation and amortization                                 311,901        370,054       1,226,449        928,427
                                                             ------------   ------------    ------------   ------------
                                                                2,209,604      1,855,533       7,588,825      6,750,784
                                                             ------------   ------------    ------------   ------------

       Operating earnings                                         365,824        505,178       2,338,948      2,342,244

Other income (expense):
    Interest income                                               162,957        251,613       1,017,564      1,203,608
    Massachusetts franchise tax                                   (10,000)       (12,500)        (50,000)       (50,000)
    Loss on disposition of property, plant
       and equipment                                                 -              (140)         (6,398)      (108,645)
                                                             ------------   ------------    ------------   ------------
                                                                  152,957        238,973         961,166      1,044,963
                                                             ------------   ------------    ------------   ------------
       Earnings before income taxes                               518,781        744,151       3,300,114      3,387,207

Income tax expense (note 5)                                        24,000         36,900         149,000        150,000
                                                             ------------   ------------    ------------   ------------
Net earnings                                                 $    494,781   $    707,251    $  3,151,114   $  3,237,207
                                                             ============   ============    ============   ============


See accompanying notes.

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Net Unrealized
                                                                                          Gain on
                                Common stock             Additional                     Investments
                           ---------------------
                           Number of                       Paid-in       Retained        Available
                            Shares        Amount           Capital       Earnings        for Sale            Total
                            ------        ------           -------       --------        --------            -----
Balance,
    December 31,
    1995                      464,212   $  464,212   $   17,819,736    $   5,852,204    $   2,514       $   24,138,666

Net earnings                     -            -                -           3,237,207         -               3,237,207

Net change in
    unrealized gain
    on investments
    available for sale
                                 -            -                -                -          (2,514)              (2,514)

Dividends                        -            -                -          (4,788,967)        -              (4,788,967)
                            ---------   ----------   --------------    -------------    ---------       --------------
Balance,
    December 31,
    1996                      464,212      464,212       17,819,736        4,300,444         -              22,584,392

Net earnings                     -            -                -           3,151,114         -               3,151,114

Dividends                        -            -                -          (3,501,516)        -              (3,501,516)
                            ---------   ----------   --------------    -------------    ---------       --------------
Balance,
    December 31,
    1997                      464,212   $  464,212   $   17,819,736    $   3,950,042    $    -          $   22,233,990
                            =========   ==========   ==============    =============    =========       ==============

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.


                                                                                      Net Unrealized
                                                                                          Gain on
                                Common stock             Additional                     Investments
                           ---------------------
                           Number of                       Paid-in       Retained        Available
                            Shares        Amount           Capital       Earnings        for Sale            Total
                            ------        ------           -------       --------        --------            -----

Balance,
    December 31,
    1997                      464,212   $  464,212   $   17,819,736    $   3,950,042    $    -          $   22,233,990

Net earnings
    (unaudited)                  -            -                -             494,781         -                 494,781

Dividends
    (unaudited)                  -            -                -            (412,488)        -                (412,488)

Return of capital
    (unaudited)
    (note 7)                     -            -          (6,550,541)            -            -              (6,550,541)
                              -------   ----------   --------------    -------------    -----------     --------------
Balance,
    March 31, 1998
    (unaudited)               464,212   $  464,212   $   11,269,195    $   4,032,335    $    -          $   15,765,742
                              =======   ==========   ==============    =============    ===========     ==============

See accompanying notes.

                                NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                                           STATEMENTS OF CASH FLOWS


                                                                   Three Months
                                                                       Ended                           Year Ended
                                                                     March 31,                        December 31,
                                                            --------------------------           ----------------------
                                                              1998             1997              1997              1996
                                                              ----             ----              ----              ----
                                                           (Unaudited)      (Unaudited)
Cash flows from operating activities:
    Net earnings                                         $     494,781    $     707,251     $   3,151,114   $    3,237,207
    Adjustments to reconcile net earnings to net
       cash flows from operating activities:
          Depreciation and amortization                        311,901          370,054         1,226,449          928,427
          Accretion of discounts on investments                (38,607)         (57,210)         (100,828)        (267,861)
          Deferred income tax expense (benefit)                  4,000             -               (9,000)           1,000
          Loss on disposition of property, plant
              and equipment                                       -                 140             6,398          108,645
          Changes in:
              Accounts receivable                               62,442           72,740            34,097          (46,361)
              Accrued interest receivable                       38,781          (57,909)           (3,088)         (56,270)
              Prepaid expenses                                 (70,135)           4,052            30,610          (44,867)
              Accounts payable                                (359,744)        (132,773)          271,025          157,267
              Accrued expenses                                (305,993)         (53,758)           91,948           41,698
              Unearned revenue                                  10,115          (75,126)          (15,993)          91,647
                                                         -------------    -------------     -------------    -------------
    Net cash flows from operating activities                   147,541          777,461         4,682,732        4,150,532

Cash flows from investing activities:
    Purchases of investments available for sale                   -            (501,250)       (5,544,804)      (7,699,807)
    Proceeds from maturities of investments
       available for sale                                    2,750,000          500,000         6,100,000        6,585,000
    Net change in investments available for sale -
       money market mutual funds                            (2,784,793)         (44,951)         (874,795)         928,862
    Purchases of investments held to maturity               (8,100,000)      (9,900,000)      (48,500,000)     (14,998,185)
    Proceeds from maturities of investments held
       to maturity                                          13,600,000       10,491,000        51,816,000        7,759,000
    Collection of note receivable                                 -                -                 -           9,200,000
    Additions to property, plant and equipment              (1,443,740)        (600,681)       (4,133,040)      (1,306,867)
                                                         -------------    -------------     -------------   --------------
    Net cash flows from investing activities                 4,021,467          (55,882)       (1,136,639)         468,003

Cash flows from financing activities:
    Dividends paid                                            (412,488)        (734,169)       (3,501,516)      (4,788,967)
    Return of capital                                       (4,047,362)            -                 -                -
                                                         -------------    -------------     -------------   --------------
    Net cash flows from financing activities                (4,459,850)        (734,169)       (3,501,516)      (4,788,967)
                                                         -------------    -------------     -------------   --------------
Net change in cash                                            (290,842)         (12,590)           44,577         (170,432)

Cash at beginning of period                                    389,703          345,126           345,126          515,558
                                                         -------------    -------------     -------------   --------------
Cash at end of period                                    $      98,861    $     332,536     $     389,703   $      345,126
                                                         =============    =============     =============   ==============

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                     Three Months
                                                                         Ended                       Year Ended
                                                                       March 31,                    December 31,
                                                              --------------------------       ---------------------
                                                                1998             1997          1997             1996
                                                                ----             ----          ----             ----
                                                             (Unaudited)      (Unaudited)

Cash paid for:
  Income taxes                                            $     69,614     $  45,752      $ 213,674      $  179,330
                                                          ============     =========      =========      ==========
Noncash transactions:

    Investments available for sale
       distributed to stockholders as
       a return of capital                                $  2,503,179     $    -         $    -         $     -

    Effect of changes in market value of
       investments available for sale:
          Investments                                             -             -              -             (2,614)
          Deferred income taxes                                   -             -              -               (100)
          Net unrealized gain on
            investments available for sale                        -             -              -             (2,514)



See accompanying notes.

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      Nature of Operations

      New England Cablevision of Massachusetts, Inc. (the Company) operates cable television franchises in Massachusetts and New Hampshire.

      On April 3, 1998, the Company's stock was acquired by FrontierVision Holdings, L.P. (FrontierVision) for approximately $43,600,000.

      Interim Financial Information

      The accompanying interim financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates; however management does not anticipate significant changes in estimates in the near term.


      Statement of Cash Flows

      For purposes of the statement of cash flows, the Company considers cash to consist of only cash on hand and on deposit.

      Investments

      Debt securities for which the Company has the ability and positive intent to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities which may be sold prior to maturity are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. Gains and losses on the sales of investments are based on the specific identification of the investments sold.

      If a decline in the fair value below the adjusted cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value as the new cost basis and the amount of the write down is included as a charge in the statement of earnings.

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies (Continued)

      Property, Plant and Equipment

      Property, plant and equipment is carried at cost. Depreciation is provided over the estimated useful lives of the various assets by using the straight-line method.

      Construction in Progress

      The Company capitalizes certain operating costs incurred during the construction period of cable television systems. These costs are amortized on a straight-line basis over the estimated useful lives of the systems once transferred to their appropriate property, plant and equipment classification.

      Unearned Revenue

      Advance payments for cable services are credited to unearned revenue and recorded as sales when earned.

      Income Taxes

      Effective January 1, 1995, the Company elected to be taxed as a small business corporation (Subchapter S) under Section 1362 of the Internal Revenue Code. Accordingly, beginning in 1995, the Company does not provide for federal income taxes since such taxes are paid directly by the shareholders on their individual tax returns. The Company provides for state income taxes in its financial statements because New Hampshire does not recognize Subchapter S status, and Massachusetts imposes a corporate income tax on S Corporations with over $6,000,000 of total receipts.

      The Company accounts for income taxes under the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities, measured at the tax rates expected to apply to taxable income when the temporary differences are expected to be recovered or settled. Beginning in 1995, deferred tax expense consists only of state taxes.

      In accordance with the Internal Revenue Code, the Company may be subject to a corporate level tax on the net built-in gains at the date of conversion to Subchapter S status that are realized during the ten-year period after the conversion. Consequently, the Company has retained its net deferred tax liability existing at the date of conversion. As such, the deferred tax liability related to the built in gains is not meant to approximate the deferred tax liability that would be required if the Company was taxed as a regular corporation. Any corporate level built-in gains tax realized in excess of the amount recorded as a deferred tax liability will be charged to earnings when and if realized.

      The Company's tax status will change to a C Corporation as a result of its acquisition by FrontierVision.

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.    Management Agreement

      The Company has a Management Agreement with Diversified Communications under which Diversified Communications provides the Company with general services consisting of consulting, recordkeeping, budgeting, financial reporting, and other miscellaneous services. Diversified Communications is also providing the Company with cable management services consisting of marketing, customer service training and support, engineering, programming administration, franchise relations, general management, and refranchising, rebuild and rate regulations. The Company incurred $376,428 in 1997 and $350,352 in 1996 in management fee expenses. The Company is allowed, under the Management Agreement, to develop the internal capacity to provide some or all of the above services.

3.    Investments

      Investments held to maturity at December 31, 1997 consist of high-grade commercial paper maturing in one year or less. Investments held to maturity at December 31, 1996 consist of high-grade commercial paper and U.S. Treasury obligations. At December 31, 1997 and 1996, the market value of these investments approximates their cost.

      Investments available for sale at December 31, 1997 consist of $5,214,572 of U.S. Treasury and Agency obligations (of which $4,714,752 matures in 1998 and $499,820 matures in 1999) and $1,027,892 of money market mutual funds. At December 31, 1997 the market value of the investments approximates their cost.

      Investments available for sale at December 31, 1996 consist of $5,746,161 of U.S. Treasury and A gencyobligations substantially all maturing in 1997 and $153,097 of money market mutual funds. At December 31, 1996 the market value of these investments approximates their cost.

4.    Rental Expense

      The Company leases property under operating leases. Rental expense related to these leases was approximately $163,000 for 1997 and $132,000 in 1996.

      At December 31, 1997, minimum rental payments due for the next five years under remaining lease terms in excess of one year are approximately as follows:

         1998             $163,000
         1999              149,000
         2000              109,000
         2001              102,000
         2002              106,000

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.


                          NOTES TO FINANCIAL STATEMENTS


5.    Income Taxes

      Income tax expense (benefit) for the periods ended December 31, 1997 and 1996 consists of the following components:


                                                         1997            1996
                                                         ----            ----
           Current                                    $ 158,000      $  149,000
           Deferred                                      (9,000)          1,000
                                                      ---------      ----------
                                                      $ 149,000      $  150,000
                                                      =========      ==========

      The state corporate tax rate applicable to the Company in 1997 and 1996 is approximately 4.5%.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are presented below:


                                                          1997         1996
                                                          ----         ----
      Deferred tax assets:
         Allowance for doubtful accounts            $    2,000   $    1,000
         Property, plant and equipment                   4,000         -
                                                    ----------   ----------
                                                         6,000        1,000

      Deferred tax liabilities:
         Property, plant and equipment                    -           4,000
         Built-in gains                                861,000      861,000
                                                    ----------   ----------
            Total gross deferred tax liabilities       861,000      865,000
                                                    ----------   ----------
            Net deferred tax liability              $  855,000   $  864,000
                                                    ==========   ==========

6.    401(k) Plan

      The Company has a 401(k) Plan that covers all employees over the age of 21 and who have completed one year of service. Participants may defer up to 14% of their compensation. The Company may make a matching contribution as well as a discretionary contribution as determined by its Board of Directors. Participants become fully vested in the employer's discretionary contributions upon seven years of participation. The expense incurred for this Plan was approximately $70,000 for 1997 and $71,000 in 1996.

                 NEW ENGLAND CABLEVISION OF MASSACHUSETTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


7.    Sale of the Company

      On December 12, 1997, the Company's stockholders entered into a purchase and sale agreement to sell 100% of the Company's stock to an unrelated party. The Company was permitted to distribute cash and investments to its stockholders prior to the consummation of the sale. These distributions are shown as a return of capital and charged to additional paid-in capital.

      The transaction was consummated on April 3, 1998. Substantially all of the remaining cash and investments was distributed to stockholders immediately prior to the sale.


8.    Commitments

      The Company has committed to rebuild the Cape Ann and Amesbury regional cable systems to comply with its franchise agreements. At December 31, 1997, the estimated costs to complete the rebuild were approximately $5.6 million.

                          FINANCIAL STATEMENT SCHEDULES



FrontierVision Operating Partners, L.P.                                  Page

Independent Auditors' Report                                             S-2

Schedule II:  Valuation and Qualifying Accounts                          S-3

                          INDEPENDENT AUDITORS' REPORT

Under date of March 19, 1999, we reported on the consolidated balance sheets of FrontierVision Operating Partners, L.P. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three year period ended December 31, 1998, as contained in this annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule on Page S-3. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                                  KPMG LLP

Denver, Colorado
March 19, 1999

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                              Amounts in Thousands




                                           -----------------------------------------------------------------------
                                                                                    Charge to
                                           Beginning          Costs and            Deductions/          Balance at
                                           of Period           Expenses            Writeoffs           End of Period
                                           ------                -----               ------                   ---

Allowance for uncollectible
trade receivables:

Year ended December 31, 1996               $   40                1,072                 (345)                  767

Year ended December 31, 1997               $  767                1,761               (1,888)                  640

Year ended December 31, 1998               $  640                3,076               (3,050)                  666














                 See accompanying independent auditors' report.