Form 10-K/A
period 1998-12-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1999-03-29
CIK 1019504, 1020291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Documents Incorporated by Reference:  None.

                                Explanatory Note:

The signature page to the Form 10-K filed on March 26, 1999, for FrontierVision Operating Partners, L.P. and FrontierVision Capital Corporation was inadvertently omitted. This amended Form 10-K/A filing contains only the signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 26, 1999.


                   FRONTIERVISION OPERATING PARTNERS, L.P.
                   By:      FrontierVision Holdings, L.P., its general partner,
                            By:     FrontierVision Partners, L.P., its general
                                    partner
                            By:     FVP GP, L.P., its general partner
                            By:     FrontierVision Inc., its general partner
                            By:     JAMES C. VAUGHN
                                    ---------------
                                    James C. Vaughn
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.


FRONTIERVISION OPERATING PARTNERS, L.P.

Signature                  Title                              Date

/s/ JAMES C. VAUGHN        President and Chief                 March 26, 1999
-------------------        Executive Officer
James C. Vaughn            (Principal Executive Officer)



/s/ JOHN S. KOO            Executive Vice President and        March 26, 1999
---------------            Chief Financial Officer (Principal
John S. Koo                Financial Officer)



/s/ ALBERT D. FOSBENNER    Vice President and Treasurer        March 26, 1999
-----------------------   (Principal Accounting Officer)
Albert D. Fosbenner



FRONTIERVISION CAPITAL CORP.

/s/ JAMES C. VAUGHN        President and Chief                 March 26, 1999
-------------------        Executive Officer
James C. Vaughn            (Principal Executive Officer)



/s/ JOHN S. KOO            Executive Vice President and        March 26, 1999
---------------            Chief Financial Officer (Principal
John S. Koo                Financial Officer)



/s/ ALBERT D. FOSBENNER    Vice President and Treasurer        March 26, 1999
-----------------------   (Principal Accounting Officer)
Albert D. Fosbenner