Form 10-Q
period 1999-03-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 1999-05-07
CIK 1019504, 1020291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]    QUARTERLY  REPORT  PURSUANT TO  SECTION  13 OR 15 (d) OF THE   SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

                           Yes [x]                              No [  ]

         Number of shares of common stock of FrontierVision Capital Corporation outstanding as of May 7, 1999: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

Documents Incorporated by Reference:  None.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


PART I.  Financial Information                                                                   PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Operating Partners,
                  L.P. and Subsidiaries............................................................3
                  Notes to Consolidated Financial Statements.......................................7

                  Financial Statements of FrontierVision Capital Corporation.......................16
                  Note to Financial Statements.....................................................20

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.................................21

PART II.          Other Information................................................................30


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                            ---------------------------------------
                                                                                March 31,          December 31,
                                                                                  1999                 1998
                                                                            ------------------   ------------------
                                                                               (Unaudited)
                                   ASSETS
  Cash and cash equivalents                                                   $     11,224         $       4,890
  Accounts receivable, net of allowance for doubtful accounts
      of $216 and $666                                                              11,875                12,678
  Other receivables                                                                    374                   174
  Prepaid expenses and other                                                         4,122                 4,046
  Investment in cable television systems, net:
      Property and equipment                                                       344,548               342,754
      Franchise costs and other intangible assets                                  802,581               820,524
                                                                              ------------         -------------
         Total investment in cable television systems, net                       1,147,129             1,163,278
                                                                              ------------         -------------
  Deferred financing costs, net                                                     15,505                16,006
  Earnest money deposits                                                               100                   150
                                                                              ------------         -------------
         Total assets                                                         $  1,190,329         $   1,201,222
                                                                              ============         =============

                      LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                                                            $     11,413         $      18,233
  Accrued liabilities                                                               21,048                17,169
  Subscriber prepayments and deposits                                                3,480                 3,312
  Accrued interest payable                                                          14,940                 9,547
  Deferred income taxes                                                             11,161                11,856
  Debt                                                                             872,812               871,610
                                                                              ------------         -------------
       Total liabilities                                                           934,854               931,727
                                                                              ------------         -------------

  Partners' capital:
      FrontierVision Holdings, L.P.                                                255,220               269,226
      FrontierVision Operating Partners, Inc.                                          255                   269
                                                                              ------------         -------------
         Total partners' capital                                                   255,475               269,495
  Commitments
                                                                              ------------         -------------
         Total liabilities and partners' capital                              $  1,190,329         $   1,201,222
                                                                              ============         =============









          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                                                        --------------------------------------------
                                                                            For the Three          For the Three
                                                                             Months Ended          Months Ended
                                                                              March 31,              March 31,
                                                                                 1999                  1998
                                                                        ----------------------- --------------------


Revenue                                                                      $      72,417           $     53,819
Expenses:
    Operating expenses                                                              37,893                 27,693
    Corporate administrative expenses                                                1,740                  1,566
    Depreciation and amortization                                                   30,319                 23,769
    Storm related costs                                                                  -                    705
                                                                             -------------           ------------
        Total expenses                                                              69,952                 53,733
                                                                             -------------           ------------
Operating income                                                                     2,465                     86
Interest expense, net                                                              (18,818)               (15,164)
Other income (expense)                                                               1,638                      -
                                                                             -------------           ------------
Loss before income tax benefit                                                     (14,715)               (15,078)
Income tax benefit                                                                     695                      -
                                                                             -------------           ------------
Net loss                                                                     $     (14,020)          $    (15,078)
                                                                             =============           ============

Net loss allocated to:
        FrontierVision Holdings, L.P.
            (General Partner)                                                $     (14,006)          $    (15,063)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                                                          (14)                   (15)
                                                                             -------------           ------------
                                                                             $     (14,020)          $    (15,078)
                                                                             =============           ============


















          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands



                                                       ---------------------------------------------------------
                                                                              FrontierVision
                                                         FrontierVision         Operating
                                                         Holdings, L.P.       Partners, Inc.
                                                       (General Partner)    (Limited Partner)        Total
                                                       -------------------  -------------------  ---------------

Balance, December 31, 1998                                $    269,226          $       269         $  269,495
       Net loss (Unaudited)                                    (14,006)                 (14)           (14,020)
                                                          ------------            ---------         ----------
Balance, March 31, 1999 (Unaudited)                       $    255,220          $       255         $  255,475
                                                          ============          ===========         ==========



































          See accompanying notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                          ---------------------------------------
                                                                           For the Three         For the Three
                                                                            Months Ended         Months Ended
                                                                             March 31,             March 31,
                                                                                1999                 1998
                                                                          -----------------    ------------------

   Cash Flows From Operating Activities:
        Net loss                                                             $    (14,020)        $    (15,078)
        Adjustments  to  reconcile  net loss to net
            cash flows from operating activities:
            Depreciation and amortization                                          30,319               23,769
            Income tax benefit                                                       (695)                   -
            Gain on disposal of assets                                             (1,869)                   -
            Amortization of deferred debt issuance costs                              567                  535
            Changes in  operating  assets  and  liabilities,  net of
                effect of acquisitions:
                Accounts receivable                                                   577                  641
                Prepaid  expenses and other                                           (80)                (452)
                Accounts  payable and accrued liabilities                          (2,919)               1,058
                Subscriber prepayments and deposits                                   168                  424
                Accrued interest payable                                            5,393                5,900
                                                                             ------------         ------------
                    Total adjustments                                              31,461               31,875
                                                                             ------------         ------------
                    Net cash flows from operating activities                       17,441               16,797
                                                                             ------------         ------------
   Cash Flows From Investing Activities:
        Capital expenditures                                                      (18,407)              (9,475)
        Pending transaction costs                                                    (275)                  42
        Cash paid for franchise costs                                                (115)                  (2)
        Proceeds from disposition of cable television systems                       5,228                    -
        Proceeds from disposition of real estate                                    1,470                    -
        Cash paid in acquisitions of cable television systems                        (144)             (14,940)
                                                                             ------------         ------------
                    Net cash flows from investing activities                      (12,243)             (24,375)
                                                                             ------------         ------------
   Cash Flows From Financing Activities:
        Debt borrowings                                                             3,138               15,000
        Repayment of indebtedness                                                  (1,875)                   -
        Principal payments on capital lease obligations                               (61)                   -
        Increase in deferred financing fees                                           (59)                   -
        Offering costs related to Senior Subordinated Notes                            (7)                 (23)
                                                                             ------------         ------------
                             Net cash flows from financing activities               1,136               14,977
                                                                             ------------         ------------
   Net Increase  in Cash and Cash Equivalents                                       6,334                7,399
   Cash and Cash Equivalents, beginning of period                                   4,890                3,413
                                                                             ------------         ------------
   Cash and Cash Equivalents, end of period                                  $     11,224         $     10,812
                                                                             ============         ============
   Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest:                                              $     12,894         $      8,824
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

Income Taxes

The Company and its direct and indirect subsidiaries, except for FrontierVision New England Cable, Inc. ("New England"), New England Cable Television of Massachusetts, Inc. ("NECMA"), Main Security Surveillance, Inc. and Capital, are limited partnerships or limited liability companies and pay no income taxes as entities. All of the income, gains, losses, deductions and credits of the Company are passed through to its partners. Nominal taxes are assessed by certain state and local jurisdictions. The basis in the Company's assets and liabilities differs for financial and tax reporting purposes.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

New England, NECMA, Main Security Surveillance, and Capital are corporations and are subject to federal and state income taxes which have not been significant. Deferred taxes relate principally to the difference between book and tax basis of the cable television assets owned by NECMA, partially offset by the tax effect of related net operating loss carryforwards.

Reference to Annual Report

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that the accompanying financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"), for additional disclosures, including a summary of the Company's accounting policies.

The following notes, insofar as they are applicable to the three months ended March 31, 1999, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

New Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 is not expected to be material.

Reclassifications

Certain amounts have been reclassified for comparative purposes.

(2)      STORM RELATED COSTS

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the three months ended March 31, 1998, the Company has recognized a loss due to service outages and increased labor costs of approximately $740 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to replace damaged subscriber drops. The Company received $183 subsequent to December 31, 1998 related to a claim on its business interruption insurance for the storm damage. Such claim was recognized as a reduction of storm cost expense in the fourth quarter of 1998.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(3)      ACQUISITIONS AND DISPOSITIONS

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

-------------------------------------------------------------------------------------------------------------------------------
                   Predecessor Owner                      Primary Location of Systems     Date Acquired     Acquisition Cost(a)
                   -----------------                      ---------------------------     -------------     -------------------
Bluegrass Cable Partners, L.P.                                      Kentucky              March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems, Inc.             Kentucky              March 31, 1997             $1,800
Milestone Communications of New York, L.P.                            Ohio                March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                                  Ohio                 May 30, 1997             $34,800
Phoenix Front Row Cablevision                                         Ohio                 May 30, 1997              $6,900
PCI Incorporated                                                    Michigan             August 29, 1997            $13,600
SRW, Inc.'s Blue Ridge Cable Systems, L.P.                Tennessee and North Carolina  September 3, 1997            $4,100
A-R Cable Services - ME, Inc. ("Cablevision")                        Maine               October 31, 1997           $78,600
Harold's Home Furnishings, Inc.                            Pennsylvania and Maryland     October 31, 1997            $1,600
TCI Cablevision of Vermont, Inc. and Westmarc Development
         Joint Venture ("TCI-VT/NH")                       Vermont and New Hampshire     December 2, 1997           $34,800
Cox Communications, Inc. ("Cox-Central Ohio")                         Ohio              December 19, 1997          $204,100
TVC-Sumpter Limited Partnership and North Oakland Cablevision
         Partners Limited Partnership                               Michigan              March 6, 1998             $14,400
TCI Cablevision of Ohio, Inc.                                         Ohio                April 1, 1998             $10,000
New England Cablevision of Massachusetts, Inc. ("NECMA")         Massachusetts            April 3, 1998             $44,900
Ohio Cablevision Network, Inc. ("TCI-Bryan")                          Ohio                July 31, 1998             $37,400
Unity Cable Television, Inc.                                         Maine              September 30, 1998             $800
Appalachian Cablevision of Ohio                                       Ohio              September 1, 1998              $300
State Cable TV Corporation ("State")                          Maine, New Hampshire       October 23, 1998          $190,200*
Paint Valley Cable                                                    Ohio               October 30, 1998            $1,900
CASCO                                                                Maine              November 30, 1998            $3,400
---------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of March 31, 1999.
*     Subject to adjustment.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(3)               ACQUISITIONS AND DISPOSITIONS (continued)

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:
                                                              ------------------
                                                                Acquisitions
                                                                for the three
                                                                months ended
                                                              March 31, 1998 (a)
                                                              ------------------
    Property and equipment                                       $      3,550
    Franchise costs and other intangible assets                        11,440
                                                                 ------------
         Subtotal                                                      14,990
    Net working capital (deficit)                                         (50)
                                                                 ------------
         Total cash paid for acquisitions                        $     14,940
                                                                 ============


------------
(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the NECMA, TCI-Bryan and State Cable acquisitions (the "Acquisitions") had been consummated on January 1, 1998, are as follows:

                                                             --------------------------------------------
                                                                   Three Months Ended March 31, 1998
                                                             --------------------------------------------
                                                             Historical                        Pro Forma
                                                             Results        Acquisitions       Results
                                                             -------        ------------       -------
Revenue                                                      $    53,819    $     11,596     $     65,415
Operating, selling, general and administrative expenses          (29,964)         (8,359)         (38,323)
Depreciation and amortization                                    (23,769)         (5,880)         (29,649)
                                                             -----------    ------------     ------------
Operating income (loss)                                               86          (2,643)          (2,557)
Interest and other expenses                                      (15,164)         (3,814)         (18,978)
                                                             -----------    ------------     ------------
Net loss                                                     $   (15,078)   $     (6,457)    $    (21,535)
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

Dispositions

On January 7, 1999, the Company sold certain cable television system assets located in the Southeast region to Helicon Partners I, LP, for an aggregate sales price of approximately $5,200.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(4)      DEBT

The Company's debt was comprised of the following:

                                                                                      -------------------------------
                                                                                       March 31,       December 31,
                                                                                          1999             1998
                                                                                          ----             ----
    Bank Credit Facility (a) --
     Revolving Credit Facility, interest based on various floating rate options
         (7.01% average at March 31, 1999), payable monthly                           $    172,000     $    172,000
     Term loans, interest based on various floating libor rate options
         (7.20% and 7.46% weighted average at March 31, 1999 and December 31, 1998,
         respectively), payable monthly                                                    496,250          498,125
    11% Senior Subordinated Notes due 2006 (b)                                             200,000          200,000
    Capital leases                                                                           4,562            1,485
                                                                                      ------------     ------------
         Total debt                                                                   $    872,812     $    871,610
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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(4)      DEBT (continued)

(b)      Senior Subordinated Notes

         On October 7, 1996, the Company issued, pursuant to a public offering, $200,000 aggregate principal amount of the Notes. Net proceeds from this offering of $192,500, after costs of approximately $7,500, were available to the Company on October 7, 1996.

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

         The fair market value of the Notes is estimated based on Portal Market quotations of the issue. At March 31, 1999, the fair value of the Notes was $224,500.

         J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. are affiliates of the Company, owning in the aggregate, a 37.6% limited partnership interest in FVP. Affiliates of such holders received underwriting fees of approximately $3.6 million in connection with the issuance of the Notes.

(c)      Interest Rate Protection Agreements

         In order to convert certain of the interest payable at variable rates under the Amended Credit Facility to interest at fixed rates, the Company has entered into interest rate swap agreements for notional amounts totaling $187,500, and maturing between April 7, 1999 and November 15, 1999. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.84% and
         (2) a floating rate of the three month libor applied to the same $187,500 notional amount every three months during the term of the interest rate swap agreement. On April 7, 1999, the Company terminated one of its interest rate swap agreements for a notional amount of $100,000 and entered into a new interest rate collar agreement for $100,000 maturing on April 8, 2002. There was no termination fee associated with this transaction.

         On January 8, 1999, the Company amended its collar interest rate swap agreement that it had entered into on April 8, 1998 for a notional amount of $100,000. The amended collar agreement matures on April 8, 2001. The collar agreement provides for different exchanges between the Company and the counterparty depending on the level of the floating one month LIBOR rate (4.94% at March 31, 1999). Such exchanges occur every month during the term of the collar agreement. The different exchanges are as follows:

         (1) When LIBOR is below 4.65%, the Company pays to the counterparty the difference between the fixed rate of 5.95% and the LIBOR rate, applied to the $100,000 notional amount;

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(4)      DEBT (continued)

         (2) When LIBOR is between 5.95% and 6.65%, the Company receives from the counterparty the difference between the fixed rate of 5.95% and LIBOR rate, applied to the $100,000 notional amount;

         (3) When LIBOR is in excess of 6.65% or between 5.95% and 4.65%, the Collar Agreement has no financial effect.

         On October 3, 1997, in order to convert certain of the interest payable at variable rates under indebtedness, the Company entered into a forward interest rate swap agreement. This commenced on October 15, 1998, for a notional amount totaling $150,000, maturing on October 15, 2001. According to this agreement, the Company pays or receives the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month libor applied to the same $150,000 notional amount every three months during the term of the interest rate swap agreement. This agreement was terminated on January 15, 1999, at which time the company entered into a new collar interest rate swap agreement for a notional amount of $150,000 ("$150,000 Collar Agreement") maturing on April 15, 2002. There was no termination fee associated with this transaction. The $150,000 Collar Agreement provides for different exchanges between the Company and the counterparty depending on the level of the floating three month LIBOR rate (5.00% at March 31, 1999). Such exchanges occur every three months during the term of the $150,000 Collar Agreement. The different exchanges are as follows:

         (1) When LIBOR is below 4.95%, the Company pays to the counterparty the difference between the fixed rate of 6.15% and the LIBOR rate, applied to the $100,000 notional amount;
         (2) When LIBOR is between 6.15% and 6.65%, the Company receives from the counterparty the difference between the fixed rate of 6.15% and LIBOR rate, applied to the $100,000 notional amount;
         (3) When LIBOR is in excess of 6.65% or between 6.15% and 4.95%, the Collar Agreement has no financial effect.

         For the three months ended March 31, 1999 and 1998, the Company recognized an increase in interest expense of approximately $365 and $56, respectively, as a result of the interest rate swap agreements.

         Information concerning the Company's interest rate agreements at March 31, 1999 is as follows:

                                                                                                 Amount to be
                                                                         Notional                  paid upon
               Expiration date                                            amount                termination (a)
               ---------------                                            ------                ---------------
         April 7, 1999                                                $    100,000               $       219.8
         November 15, 1999                                                  65,000                       380.4
         November 15, 1999                                                  22,500                         5.1
         April 8, 2001                                                     100,000                       610.1
         April 8, 2002                                                     100,000                     1,699.5
         April 15, 2002                                                    150,000                     2,422.0
                                                                      ------------               -------------
                                                                      $    537,500               $     5,336.9
                                                                      ============               =============

         (a) The estimated amount that the Company would pay to terminate the agreements on March 31, 1999. This amount takes into consideration current interest rates, the current creditworthiness of the counterparties and represents the fair value of the interest rate agreements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(4)      DEBT (continued)

The debt of the Company matures as follows:

             Year Ended December 31 --
             -------------------------
             1999                                               $      9,269
             2000                                                     24,575
             2001                                                     34,575
             2002                                                     44,575
             2003                                                     55,825
             Thereafter                                              703,993
                                                                ------------
                                                                $    872,812
                                                                ============

(5)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the three months ended March 31, 1999, and 1998 was $1,643, and $1,320, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to March 31, 1999 are as follows:

               Year Ended December 31 --
               -------------------------
               1999                                             $      1,175
               2000                                                    1,256
               2001                                                      934
               2002                                                      788
               2003                                                      537
               Thereafter                                                777
                                                                ------------
                                                                $      5,467
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

As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(5)      COMMITMENTS AND CONTINGENCIES (continued)

the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

The Company's agreements with franchise authorities require the payment of annual fees which approximate 3% of system franchise revenue. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended periods of up to fifteen years.


(6)      YEAR 2000 COMPLIANCE

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


(7)      SALE OF COMPANY

On February 22, 1999, FVP entered into a definitive agreement with Adelphia Communications Corporation to sell all outstanding partnership interests of FVP in exchange for cash, the assumption of certain liabilities and 7 million shares of Adelphia Class A common stock.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIERVISION CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                                -----------------------------------
                                                                                   March 31,        December 31,
                                                                                     1999               1998
                                                                                ----------------   ----------------
                                                                                  (Unaudited)
                                    ASSETS


Cash                                                                              $          -          $        -
                                                                                  ------------          ----------
            Total assets                                                          $          -          $        -
                                                                                  ============          ==========


                        LIABILITIES AND OWNER'S EQUITY

Payable to FrontierVision Operating Partners, L.P.                                $        100          $      100

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                                                   1                   1
      Additional paid-in capital                                                            99                  99
      Retained deficit                                                                    (200)               (200)
                                                                                  ------------          ----------
          Total owner's equity                                                            (100)               (100)
                                                                                  ------------          ----------

          Total liabilities and owner's equity                                    $          -          $        -
                                                                                  ============          ==========



















               See accompanying note to the financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                      ---------------------------------------

                                                                        For the Three        For the Three
                                                                         Months Ended        Months Ended
                                                                          March 31,            March 31,
                                                                             1999                1998
                                                                      -------------------  ------------------
                                                                         (Unaudited)          (Unaudited)

Revenue                                                                    $        -           $        -

General and administrative expenses                                                 -                   42
                                                                           ----------           ----------

   Net loss                                                                $        -           $      (42)
                                                                           ==========           ==========
































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                           STATEMENT OF OWNER'S EQUITY



                                                             -----------------------------------------------------------
                                                                Common       Additional     Retained    Total owner's
                                                                 stock     paid-in capital   deficit        equity
                                                                 -----     ---------------   -------        ------
Balance, December 31, 1998                                      $        1     $      99      $  (200)     $     (100)
       Net loss (Unaudited)                                              -             -            -               -
                                                                ----------     ---------      -------      ----------
Balance, March 31, 1999 (Unaudited)                             $        1     $      99      $  (200)     $     (100)
                                                                ==========     =========      =======      ==========








































                 See accompanying note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                          --------------------------------
                                                                           For the Three   For the Three
                                                                           Months Ended     Months Ended
                                                                             March 31,       March 31,
                                                                               1999             1998
                                                                          ---------------- ---------------
                                                                            (Unaudited)     (Unaudited)
Cash flows from operating activities:
      Net loss                                                               $       -        $     (42)
      Decrease in receivable from affiliate                                          -                -
                                                                             ---------        ---------
      Net cash flows used in operating activities                                    -              (42)
                                                                             ---------        ---------
Cash flows from investing activities                                                 -                -
                                                                             ---------        ---------
Cash flows from financing activities:
      Advance from FVOP                                                              -                -
                                                                             ---------        ---------
      Net cash flows from financing activities                                       -                -
                                                                             ---------        ---------
Net increase in cash and cash equivalents                                            -              (42)
Cash and cash equivalents, beginning of period                                       -              143
                                                                             ---------        ---------
Cash and cash equivalents, end of period                                     $       -        $     101
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

PART I. FINANCIAL INFORMATION

Item 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations as well as other sections of this Form 10-Q contain certain forward-looking statements. Our actual results could differ materially from those discussed herein and our current business plans may be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in our Post-Effective Amendment No. 3 to Form S-1 filed April 2, 1999 (File no. 333-9535). Additionally, our investors' decision to sell their ownership interest in our company to Adelphia Communications Corporation may ultimately cause our business plan and results of operations to differ materially from our current business plan and expected future operating results.

Introduction

In this section, we explain the general financial condition and the results of operations for FrontierVision and its subsidiaries including what factors affect our business, what our revenues and expenses were for the three months ended March 31, 1999 and 1998, why those revenues and expenses were different from the year before and how all of this effects our overall financial position.

We commenced operations in November, 1995 with the acquisition of certain cable television systems. Since that first acquisition, we have completed over 30 separate acquisitions and have grown to become one of the twenty largest multiple system operators in the United States, serving over 696,000 subscribers as of March 31, 1999. Our systems are located in three primary operating clusters New England, Ohio and Kentucky - with a fourth, smaller group of systems in the Southeast.

The following table summarizes our acquisitions through March 31, 1999:

                                                            --------------------------------------------------
                                                                                     Purchase       Basic
                                                                                     Price(1)    Subscribers
Predecessor Owner                                               Date Acquired    (in millions)   Acquired(2)
-----------------                                           -------------------- -------------   -----------
United Video Cablevision, Inc. ............................    November 9, 1995  $     120.8        87,400
Longfellow Cable Company, Inc. ............................   November 21, 1995          6.1         5,100
C4 Media Cable Southeast, Limited Partnership..............    February 1, 1996         47.6        40,400
Americable International Maine, Inc........................      March 29, 1996          4.8         3,350
Cox Communications.........................................       April 9, 1996        136.0        77,200
Phoenix Grassroots Cable Systems, LLC......................     August 29, 1996          9.3         7,400
Triax Southeast Associates, L.P............................     October 7, 1996         84.7        53,200
American Cable Entertainment of Kentucky-Indiana, Inc......     October 9, 1996        146.0        83,250
SRW, Inc.'s Penn/Ohio Cablevision, L.P.....................    October 31, 1996          3.8         3,225
SRW, Inc.'s Deep Creek Cable TV, L.P. .....................   December 23, 1996          3.0         2,175
Bluegrass Cable Partners, L.P..............................      March 20, 1997          9.9         7,225
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc.....................................................      March 31, 1997          1.7         1,450
Milestone Communications of New York, L.P. ................      March 31, 1997          2.8         2,125
Triax Associates I, L.P....................................        May 30, 1997         34.5        20,700
Phoenix Front Row Cablevision .............................        May 30, 1997          6.8         5,250
PCI Incorporated...........................................     August 29, 1997         13.5         7,750
SRW, Inc.'s Blue Ridge Cable Systems, L.P.(3)..............   September 3, 1997          4.1         4,550
Harold's Home Furnishings, Inc.............................    October 31, 1997          1.5         1,480
A-R Cable Services - ME, Inc...............................    October 31, 1997         78.2        54,300
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture..........................................    December 2, 1997         34.5        22,100
Cox Communications, Inc....................................   December 19, 1997        203.0        85,400
TVC-Sumpter Linked Partnership and North Oakland Cablevision
    Partners  Limited Partnership .........................       March 6, 1998         14.2         8,100
TCI Cablevision of Ohio, Inc...............................       April 1, 1998         10.0         6,000
New England Cablevision of Massachusetts, Inc. ............       April 3, 1998         44.7        26,500
Ohio Cablevision Network, Inc..............................       July 31, 1998         38.0        19,700
Appalachian Cablevision of Ohio............................   September 1, 1998          0.3           280
Unity Cable Television, Inc................................  September 30, 1998          0.8           590
State Cable TV Corporation ................................    October 23, 1998        188.2        75,000
Paint Valley Cable Company, Inc............................    October 30, 1998          1.7         1,300
Casco Cable Television, Inc................................   November 30, 1998          3.2         2,185

____________
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600  subscribers to systems that we sold in 1996.
(3) All systems were sold on January 7, 1999.

During the twelve months ended March 31, 1999, we completed eight acquisition transactions, acquiring a total of approximately 132,000 basic subscribers. These acquisitions significantly increased the size and scale of each of our three primary operating clusters. Our October 1998 acquisition of eight cable systems from State Cable TV Corporation added approximately 75,000 basic subscribers to our New England cluster in attractive communities directly contiguous to systems which we already owned in southern Maine and central New Hampshire. With the State Cable systems, we have grown to serve over 248,000 subscribers in our New England cluster and over 168,000 subscribers in four of the five largest cities in the state of Maine.

On January 7, 1999, we sold nine small cable television systems located in eastern Tennessee and western North Carolina, which in the aggregate, served approximately 4,400 basic subscribers.

Results of Operations

In this section, we discuss our earnings for the three months ended March 31, 1999 and 1998 and the factors affecting them. The three month period ended March 31, 1999, is the only period in which we operated all of our cable television systems, although certain systems were disposed of during the period and are reflected only for that portion of the period that we owned such systems.


The following table illustrates our operating activities on a comparative basis:

                  Three Months Ended March 31, 1999 Compared to
                  Three Months Ended March 31, 1998 (Unaudited)

                                                          ---------------------------------------------------
                                                             Three Months Ended        Three Months Ended
                                                             March 31, 1999 (a)        March 31, 1998 (a)
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount      Revenue     Amount      Revenue
                                                              ------      -------     ------      -------
            In thousands
            Revenue...................................     $    72,417      100.0%   $   53,819     100.0%
            Expenses
                Operating expenses....................          37,893       52.3        28,398      52.8
                Corporate expenses....................           1,740        2.4         1,566       2.9
                Depreciation and amortization.........          30,319       41.9        23,769      44.2
                                                           -----------    -------    ----------   -------
                       Total expenses.................          69,952       96.6        53,733      99.9
                                                           -----------    -------    ----------   -------
            Operating income..........................           2,465        3.4            86       0.1
            Interest expense, net.....................         (18,818)     (26.0)      (15,164)    (28.2)
            Other income (expense)....................           1,638        2.2             -         -
             Income tax benefit.......................             695        1.0             -         -
                                                           -----------    -------    ----------   -------
            Net loss..................................     $   (14,020)     (19.4)%  $  (15,078)    (28.1)%
                                                           ===========    =======    ==========   =======

            EBITDA ...................................     $    32,784       45.3%   $   23,855      44.3%
                                                           ===========    =======    ==========   =======

            Basic subscribers.........................         696,000                  570,500
            Premium units.............................         291,500                  269,200


Three  Months  Ended March 31, 1999  Compared  to the Three  Months  Ended March
31,1998

Significant increases in the amounts of revenue, operating expense and EBITDA are primarily attributable to acquisition activity during 1998, which increased our size from 570,500 basic subscribers at March 31, 1998 to over 696,000 at March 31, 1999. Revenue increased 34.6%, or approximately $18.6 million, to approximately $72.4 million for the three months ended March 31, 1999 from approximately $53.8 million for the three months ended March 31, 1998. Revenue per subscriber, per month, increased to $34.50 in the three months ended March 31, 1999 from $31.85 in the same period a year earlier, reflecting acquisition activity, increased service rates and new service offerings. Operating expenses and corporate expenses increased approximately 33.4% and 11.1%, respectively, for the three months ended March 31, 1999 from the three months ended March 31, 1998. The decrease in the percentage of operating expenses to revenue was primarily attributable to the absense of one-time storm related costs as were incurred during the three months ended March 31, 1998 and to cost efficiencies achieved through the integration of acquired cable systems. Increases in programming expenses and non-recurring expenses related to Year 2000 issues offset these expense reductions. The EBITDA margin improved from 44.3% of revenue for the three months ended March 31, 1998 to 45.3% in 1999.

Depreciation and amortization expense increased 27.6% as a result of acquisition activity in 1998 and asset retirements in the three months ended March 31, 1999. Net interest expense increased to $18.8 million from $15.2 million primarily as a result of the higher weighted average drawings on our senior bank indebtedness.


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

Amended Bank Credit Facility

Drawings on our amended bank credit facility, along with cash flow generated from operations and high yield debt financing, have been sufficient to finance capital improvement projects as well as acquisitions. We have adequately serviced our debt in accordance with the provisions of the amended bank credit facility from EBITDA of approximately $32.8 million generated by FrontierVision Operating Partners, L.P. for the three months ended March 31, 1999.

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

At March 31, 1999, we had $172.0 million outstanding under the revolving credit facility, $246.3 million outstanding under the 7.75 year term loan and $250.0 million outstanding under the 8.25 year term loan. The weighted average interest rates at March 31, 1999 on the outstanding borrowings under the revolving credit facility were approximately 7.01%, and under the 7.75 year term loan and the
8.25 year term loan were approximately 7.01% and 7.39%, respectively. We have entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $437.5 million of borrowings through November 1999 and October 2001. For the three months ended March 31, 1999, we recognized an increase to interest expense of approximately $0.4 million as a result of these interest rate swap agreements.

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

The amended bank credit facility is secured by a pledge of all limited and general partnership interests in FVOP and in any of our restricted subsidiaries and a first priority lien on all the tangible and intangible assets of FVOP and each of its restricted subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the amended bank credit facility, the Administrative Agent is entitled to replace our general partner with its designee.

FrontierVision Holdings, L.P. (which we refer to as "Holdings"), as the general partner of FVOP, guarantees the indebtedness under the amended bank credit facility on a limited recourse basis. The amended bank credit facility is also secured by a pledge of all limited and general partnership interests in FVOP and a first priority lien on all the assets of FVOP and its subsidiaries.

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

Senior Discount Notes, Series A

Holdings and FrontierVision Holdings Capital Corporation were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. prior to the issuance of the discount notes on September 19, 1997 and as a result, FrontierVision Operating Partners, L.P. and FrontierVision Capital Corporation are wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the majority of the net proceeds of the discount notes totaling approximately $142.3 million to FVOP as a capital contribution.

Senior Discount Notes, Series B

Holdings and FrontierVision Holdings Capital II Corporation acted as co-issuers of $91.3 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007, series B. Holdings II Capital was formed for the purpose of acting as co-issuer on these discount notes. The discount notes were issued on December 2, 1998. Holdings contributed the majority of the net proceeds of approximately $72.8 million from the issuance of the discount notes to FVOP as a capital contribution.

Cash Flows From Operating Activities

Cash flows from operating activities for the three months ended March 31, 1999 were $17.4 million compared to $16.8 million for the three months ended March 31, 1998. The increase was primarily a result of cable television system operations acquired during 1998.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the three months ended March 31, 1999 were approximately $18.4 million compared to approximately $9.5 million for the three months ended March 31, 1998. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. We invested approximately $14.9 million in acquisitions during the three months ended March 31, 1998 compared with net proceeds from the disposition of assets of approximately $6.5 million for the three months ended March 31, 1999.

Cash Flows From Financing Activities

We financed acquisitions during the three months ended March 31, 1998 with borrowings under our senior bank indebtedness.

From inception through December 31, 1998, FVP received a total of $199.4 million of debt and equity contributions from its partners, all of which has been invested in Holdings and then contributed to FVOP. Such amount represents the contractual maximum amount committed by FVP's partners.

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

During 1998 and into 1999, we continued a review of the Year 2000 Issue with the objective of formulating a plan to identify and correct any system malfunctions which might occur due to Year 2000 Issues. An informal task force, comprised solely of FrontierVision employees, was established in the fourth quarter of 1997 to determine which of our mission critical business processes could be impacted by Year 2000 issues. Those mission critical business processes that were identified as subject to Year 2000 Issues are as follows: Signal Delivery, Franchise Services, Service Delivery and Revenue Collection.

The following table illustrates the primary components of each of the Year 2000 effected mission critical business processes:

    --------------------------------------------------------------------------------------------------
    Mission Critical
    Business Process         Description                                     Significant Components
    --------------------------------------------------------------------------------------------------
    Signal Delivery          Process of receiving a video signal from        Headend equipment
                             satellite or broadcast sources and              Plant infrastructure
                             transmitting that signal via fiber-optic and    Programming suppliers
                             co-axial cable to a customer's residence
                             or place of business.
    Franchise Services       The performance of tasks specifically           Local origination
                             required by local or national regulatory        Emergency broadcast
                             agencies.
    Service Delivery         The ongoing process of responding timely        Customer call center infrastructure
                             to customer service requests.                   Dispatch equipment
    Revenue Collection       The process of collecting customer billings     Subscriber management systems
                             and utilizing those cash receipts for           Cash management
                             necessary corporate purposes.

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

We have  established  a Year 2000 team which  currently  consists of a part-time
Project  Manager,   one  full-time  Project   Administrator  and  one  part-time
equivalent consultant.

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

The inventory phase consists of a physical inventory of all susceptible business components within each mission critical business process. A physical inventory of the components used in certain of our mission critical business processes was initiated during 1998. We substantially completed the inventory phase of the mission critical items on January 31, 1999. We plan to initiate random inventory verification audits during the last part of the second quarter of 1999. The inventory consisted of specifically identifying each component/system (both internal and external systems) of a mission critical business process. Internal systems include computer systems and related software (information technology systems) as well as systems and devices that manage the distribution of cable television service to customers (non information technology systems). External systems include our third party billing service provider and subscriber management system, banking partners (including cash management, lockbox providers and lenders) and programming providers.

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

We are also in the process of communicating with our significant suppliers and service providers of mission critical business processes to determine their position with regard to Year 2000 Issues and evaluating the potential impact on FrontierVision if those third parties fail to remediate their own Year 2000 Issues. We have received responses from or we have checked internet sites for approximately 50% of such significant suppliers and service providers; the majority of which are currently in their own assessment and remediation phases. Material relationships with third parties include utility companies (providing power to the cable plant), telephone companies (providing communication lines for use in customer contact, employee communications and in data transfer related to subscriber and billing management information systems) and programming and equipment vendors (providing the product distributed by FrontierVision as well as maintenance and construction materials).

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

Approximately 95% of the total inventory components in our headends, plant infrastructure and customer service infrastructure have proven to have no date sensitive components. Of the remaining 5% subject to future investigation, we have completed assessments on approximately 83% of the components and have determined that less than 5% of these to be non-compliant with respect to Year 2000 issues. The majority of these non-compliant items relate to information technology equipment. Upgrades are available to bring a majority of these information technology items into Year 2000 compliance.

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


As of April 30, 1999, our overall progress in the find and fix program for our mission critical systems as follows:

--------------------------------------------------------------------------------
                            Percentage Complete          Completion Date or
 Phase                          of Phase              Expected Completion Date
--------------------------------------------------------------------------------
Inventory                         99%                       January 31, 1999
Assessment                        83%                          June 15, 1999
Remediation                       30%                      November 30, 1999

The expected completion dates set forth above are based on our current expectations. The assessment phase is expected to be completed by June 15, 1999 which is three and a half months behind our original estimate for completion. We are also dependent on our suppliers for timely fulfillment of purchase orders that will be made to replace non-compliant equipment and assistance in installations. In addition, the current remediation timetable does not allow for a significant amount of time for testing. Further delays in the assessment phase and/or delays in the purchasing and receipt of replacement equipment further reduces the time available for testing and places additional risk on the successful completion of the remediation phase. As a result, no assurances can be given as to whether each of the phases will be completed on schedule due to uncertainties which are inherent in the remediation of Year 2000 Issues.

As we have not yet completed the assessment of each of our mission critical systems (either internal or external), the total costs to address the Year 2000 issue are uncertain. To date, we have expended approximately $3,800,000 to replace components with Year 2000 issues. The majority of this amount relates to replacing certain advertising sales equipment. Based on the assessment results to date, we plan to spend an additional $600,000 in replacing equipment with known Year 2000 Issues. Furthermore, as of April 30, 1999, we have expended approximately $320,000 in third-party consulting fees and expect to spend an additional $150,000 in external fees in conjunction with the Year 2000 project team through December 31, 1999.

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

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1     Amended and Restated Agreement of Limited Partnership of FVOP.
                (3)
        3.2     Certificate of Limited Partnership of FVOP. (1)
        3.9 Certificate of Incorporation for FrontierVision Capital Corporation. (1)
        3.10    Bylaws for FrontierVision Capital Corporation. (1)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        27.1 Financial Data Schedule as of and for the three month period ended March 31, 1999.
       ---------------

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

    (b)  Reports on Form 8-K

       A Form 8-K was filed on April 30, 1999 relating to Holding's commencement of an exchange offer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                        FRONTIERVISION OPERATING PARTNERS, L.P.

                        By:  FrontierVision Holdings, L.P., its general partner,
                             By: FrontierVision Partners, L.P., its general partner
                             By:  FVP GP, L.P., its general partner
                             By:  FrontierVision Inc., its general partner
                             By:  /s/ ALBERT D. FOSBENNER
                                  --------------------------------------------
                                  Albert D. Fosbenner
                                  Senior Vice President and Treasurer



Date:  May 7, 1999      By:       /s/ ALBERT D. FOSBENNER
                                  --------------------------------------------
                                  Albert D. Fosbenner
                                  Senior Vice President and Treasurer



                        By:       /s/ ALBERT D. FOSBENNER
                                  --------------------------------------------
                                  Albert D. Fosbenner
                                  Senior Vice President and Treasurer
                                  (Principal Accounting Officer)


                        FRONTIERVISION CAPITAL CORP.


Date:  May 7, 1999      By:       /s/ ALBERT D. FOSBENNER
                                  --------------------------------------------
                                  Albert D. Fosbenner
                                  Senior Vice President and Treasurer



                        By:       /s/ ALBERT D. FOSBENNER
                                  --------------------------------------------
                                  Albert D. Fosbenner
                                  Senior Vice President and Treasurer
                                  (Principal Accounting Officer)