Form 10-K405
period 1999-12-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 2000-03-30
CIK 1019504, 1020291

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from  to

               Commission file numbers: 333-9535 and 333-9535-01

                    FrontierVision Operating Partners, L.P.
                      FrontierVision Capital Corporation*
          (Exact names of Registrants as specified in their charters)

                  Delaware                                  84-1316775
                  Delaware                                  84-1353734
      (States or other jurisdiction of                     (IRS Employer
       incorporation or organization)                  Identification Numbers)

        One North Main Street
           Coudersport, PA                                16915-1141
   (Address of principal executive                        (Zip Code)
              offices)

                                (814) 274-9830
             (Registrants' telephone number, including area code)

  Securities registered pursuant to section 12(b) of the Act: None.

  Securities registered pursuant to section 12(g) of the Act: None.

  Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of common stock of FrontierVision Capital Corporation outstanding as of March 30, 2000: 100.

* FrontierVision Capital Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and is therefore filing with the reduced disclosure format.

  Document Incorporated by Reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    FRONTIERVISION OPERATING PARTNERS, L.P.
                          FRONTIERVISION CAPITAL CORP.

                               TABLE OF CONTENTS

 PART I

 Item 1.  BUSINESS.......................................................     3

 Item 2.  PROPERTIES.....................................................    18

 Item 3.  LEGAL PROCEEDINGS..............................................    19

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    19

 PART II

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    20

 Item 6.  SELECTED FINANCIAL DATA........................................    20

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    22

 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    28

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    29

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    56

 PART III

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    56

 Item 11. EXECUTIVE COMPENSATION.........................................    57

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................    57

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    57

 PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
          K..............................................................    59

                                    PART I

ITEM 1. BUSINESS

 (Dollars in thousands, except subscriber rates)

                                 Introduction

  FrontierVision Operating Partners, L.P. ("FVOP" or the "Company"), wholly-owned by FrontierVision Holdings, L.P., a Delaware limited partnership ("Holdings"), is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. FrontierVision Partners, L.P. ("FVP") contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. Capital, a Delaware corporation, is a wholly-owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations. The Formation Transaction was accounted for at predecessor cost.

  On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $543,000 in cash (subject to post closing adjustments), 7.0 million shares of Adelphia Class A common stock and the assumption of certain liabilities (the "Acquisition"). Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 1999, Adelphia owned and managed cable television systems with broadband networks that passed in front of 7,902,707 homes and served 5,124,594 basic subscribers.

  Selected financial and other data and consolidated financial statements presented for periods prior to October 1, 1999 are referred to herein as "Old FVOP". Selected financial and other data and consolidated financial statements presented for periods subsequent to October 1, 1999 are referred to herein as "New FVOP". As a result of the application of purchase accounting resulting from Adelphia's October 1, 1999 acquisition of FVP, the assets and liabilities of New FVOP have been recorded at their fair values on October 1, 1999. The final allocation of Adelphia's purchase price to acquire FVP is pending the completion of third party valuations.

  FVOP operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in three primary operating clusters--New England, Ohio and Kentucky--with a fourth smaller group of cable television systems in the southeast. As of December 31, 1999, the Company owned systems with broadband networks that passed in front of approximately 1,000,000 homes and served approximately 700,000 basic subscribers. In addition to traditional analog cable television, the Company offers or intends to offer a wide range of telecommunication services including digital cable television, high speed data and Internet access, paging and telephony.

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the availability and cost of capital, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, under the heading "Risk Factors", or under Registration Statement Nos. 333-75567 and 333-36519 of holdings, under the heading "Risk Factors".

                                   Business

 Video Services

  Cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

  Cable television systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

  In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. Many of the Systems subscribers were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

  Digital video services are now available to certain of the Company's subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," the Company can transmit up to 12 channels in the space currently used to transmit just one analog channel.

  FVOP's' digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from East and West Coast satellite feeds, enhanced pay-per-view options with eighteen movie channels, up to 40 channels of CD-quality music from Music Choice and an interactive on-screen program guide to help them navigate the new digital choices.

 High Speed Data and Internet Access

  Beginning in 2000, the Company will begin to deploy Power Link, Adelphia's high-speed data service. Power Link, which includes residential, institutional and business applications, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

  The Company's fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are now available at speeds far in excess of that which is currently available via a traditional telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, does not require the user to log on, and allows for multiple sessions or connections to multiple services simultaneously.

  In addition to the cable modems, the Company will also sell traditional dial up Internet access for those customers who initially prefer this method of Internet access to the higher speeds of our broadband network. This establishes the Company as a full service Internet provider and creates a customer base that can be upgraded to the high speed service in the future.

 Other Services

  In 2000, the Company expects to begin offering wireless messaging services to its subscribers through an affiliate, Page Time, Inc., a wholly-owned subsidiary of Adelphia which provides one-way messaging services to Adelphia and its subsidiaries via resale arrangements with existing paging network operators.

  In the fourth quarter of 1999, the Company began selling long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low a competitive usage fee available 24 hours a day, 7 days a week, with no monthly fee.

 Operating Strategy

  The Company's strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue as a cable television service provider as well as providing bundled communications services combining cable television service with high speed data and Internet access, paging and telephony within its communities. The Company expects to achieve these goals through internal growth and investment in and upgrade of its networks.

  The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability.

  Management believes the concentration of its customer base contributes favorably to the Company's cash flow margin.

 Recent Development of the Systems

  The Company has completed numerous acquisitions since its inception through December 31, 1999. As of December 31, 1999, the Company owned cable television systems with broad band networks that passed in front of approximately 1,000,000 homes and served approximately 700,000 basic subscribers. The Company has focused on selectively acquiring cable television properties from both small and large multiple system operators, thereby establishing core geographic clusters and subscriber mass. During 1995, 1996, 1997 and 1998, the Company purchased systems serving approximately 92,500, 270,200, 212,000 and 140,000 subscribers, respectively.

  On January 7, 1999, the Company sold certain cable television system assets serving approximately 4,400 basic subscribers to Helicon Partners I, L.P., for an aggregate sales price of approximately $5,220.

  On June 1, 1999, the Company completed the exchange of five systems located in northern Kentucky for five Intermedia Partners, L.P. IV systems located near Lexington, Kentucky which are contiguous to other of the Company's Kentucky systems. The Company paid approximately $13,300 as consideration for approximately 5,300 subscribers the Company gained in the transactions.

 Financial Information

  The financial data regarding the Company's revenues, results of operations and identifiable assets for each of the Company's last three fiscal years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

 Technological Developments

  The Company has made a substantial commitment to the technological development of the Systems and is currently upgrading the technical capabilities of its cable plant in a cost efficient manner. System development will allow the Company to increase the plant capacity, provide two-way communication and other digital services and at the same time further increase the reliability of the plant.

  The upgraded System, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of customers affected by such a failure, all of which provides increased reliability to the customers.

 Subscriber Services and Rates

  The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offer services at monthly prices ranging as follows:

      Service                                                   Rate Range
      -------                                             ----------------------
      Basic Cable Television............................. $ 7.00--28.00
      Premium Cable Television........................... $ 9.00--14.00
      Digital Television................................. $10.00
      Paging............................................. $ 7.00--35.00
      Long Distance...................................... $  .07--.08 per minute

  An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

  The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems that could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminates the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999.

  For a discussion of FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

 Franchises

  The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1999, the Company held 1,164 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

  Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 2.7% of gross system revenues.

  The franchises issued by the governmental authorities are subject to periodic renewal. In renewal hearings, the authorities generally consider, among other things, whether the franchise holder has provided adequate service and complied with the franchise terms. In connection with a renewal, the authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, all of the Company's material franchises have been renewed or extended, at or effective upon their stated expiration, generally on modified terms. Such modified terms have not been materially adverse to the Company.

  The Company believes that all of its material franchises are in good standing. From time to time, the Company notifies the franchising authorities of the Company's intent to seek renewal of the franchise in accordance with the procedures set forth in the 1984 Cable Act. The 1984 Cable Act process requires that the governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's needs and interests, without regard to the presence of competing applications. See "Legislation and Regulation." The 1992 Cable Act alters the administrative process by which operators utilize their 1984 Cable Act franchise renewal rights. Such changes could make it easier in some instances for a franchising authority to deny renewal of a franchise.

 Competition

  Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

  At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals, which constitute a substantial part of basic service, can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

  The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

  Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home View Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes for which carriers are required to pay a royalty fee to the Copyright Office. This Act was formally extended through December 31, 1999 and deliberations relative to further extension of this Act are ongoing. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation--Federal Regulation."

  Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service.

  Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology, which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

  Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. The U.S. Copyright Office has concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

  The FCC has authorized a new interactive television service, which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

  The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service that could make 98 video channels available in a single market. The Company cannot predict at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

  The FCC has recently allocated a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time uncertain.

  The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity of an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

  Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

  The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors that exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

 Employees

  At February 26, 2000, there were 829 full-time employees of the Company, of which 22 were covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

                          Legislation and Regulation

  The cable television industry is regulated by the FCC, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

Cable Television/Federal Laws and Regulations

 Cable Communications Policy Act of 1984

  The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

 Cable Television Consumer Protection and Competition Act of 1992

  On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amended the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation also required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation on the cable industry with respect to, among other things: (i) cable system rates for both basic and certain nonbasic services;
(ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) subscriber privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;

(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by: allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. A number of provisions in the 1992 Cable Act relating to, among other things, rate regulation, have had a negative impact on the cable industry and the Company's business.

 Telecommunications Acts of 1996

  The 1996 Act significantly revised the federal regulatory structure. As it pertains to cable television, the 1996 Act, among other things, (i) eliminated the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC has been conducting a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.

FCC Regulation

  The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act required the FCC to adopt implementing regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Act requires certain changes to various provisions of these regulations. A brief summary of the most material federal regulations as adopted to date follows.

 Rate Regulation

  The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. The 1996 Act ended FCC regulation of nonbasic tier rates on March 31, 1999.

  The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings that, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates that exceed the benchmark level for either basic and/or non-basic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates is limited to one year. In general, the reductions for basic and nonbasic cable service rates require an aggregate reduction of up to 17 percent, adjusted forward for inflation and certain other factors, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes programming channels or completes a significant system rebuild or upgrade. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. Complaints have also been filed with the FCC seeking review of the rates charged for nonbasic cable service. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

 Carriage of Broadcast Television Signals

  The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's area of dominant influence), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," (i.e., commercial satellite-delivered independent stations such as WTBS). The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The statutory must-carry provisions for noncommercial stations became effective on December 4, 1992. Must-carry rules for both commercial and noncommercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The must-carry requirement for commercial stations went into effect on June 2, 1993, and any stations for which retransmission consent had not been obtained (other than must-carry stations, non-commercial stations and superstations) had to be dropped as of October 6, 1993. The most recent election between must-carry and retransmission consent for local commercial television broadcast stations was on October 1, 1996. A number of stations previously carried by the Company's cable television systems elected retransmission consent. The Company was able to reach agreements with broadcasters who elected retransmission consent and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Company has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators.

 Channel Set-Asides

  The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the

Systems' franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has revised the existing rate formula in a way which will significantly lower the rates cable operators have been able to charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

 Competing Franchises

  Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable systems and permits franchising authorities to operate their own cable systems without franchises.

 Cross-Ownership

  The 1996 Act repealed the 1984 Cable Act's prohibition on Local Exchange Carriers ("LECs") providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the LEC.

  The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rules against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

  Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

  The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the cable system's owner has an attributable interest. The limit is 40% of all activated channels.

 Franchise Transfers

  The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

 Technical Requirements

  Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels that carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services, and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required. The Company believes that the Systems are in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment.

 Pole Attachments

  The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula, which it has devised and from time to time revises. The 1996 Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offers telecommunications services. This new formula will result in significantly higher attachment rates for cable systems that choose to offer such services.

 Other Matters

  FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

 Copyright

  Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

  Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. The FCC has recommended to Congress that it repeal the cable industry's compulsory copyright license. The FCC determined that the statutory compulsory copyright license for local and distant broadcast signals no longer serves the public interest and that private negotiations between the applicable parties would better serve the public. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

  Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, ASCAP and BMI are both now required to offer "through to the viewer" licenses to the cable networks which would cover the retransmission of the cable networks' programming by cable systems to their subscribers.

  Copyrighted music performed by cable systems themselves on local origination channels, PEG channels and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

Cable Television/State and Local Regulation

  Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

  Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchises against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal.

  Franchises usually call for the payment of fees, often based on a percentage of the system's gross subscriber revenues, to the granting authority. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging up to 5% of gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications or franchise obligations.

  Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

  The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

  Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. To date, the states in which the Company operates that have enacted such state level regulations are Massachusetts and Vermont. The Company cannot predict whether other states in which it currently operates, or in which it may acquire systems, will engage in such regulation in the future.

  The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Systems can be predicted at this time.

Telephony and Telecommunications/Federal Laws and Regulations

  The 1996 Act also alters federal, state and local laws and regulations regarding telecommunications providers and services, including the Company, and creates a favorable environment in which the Company may provide telephone and other telecommunications services and facilities. The following is a summary of the key provisions of the 1996 Act that could materially affect the telecommunications business of the Company.

  The 1996 Act was intended to promote the provision of competitive telephone services and facilities by cable television companies and others. The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities ("LFAs") for such services. An LFA may not order a cable operator or affiliate to discontinue providing telecommunications services or discontinue operating its cable system on the basis that it has failed to obtain a separate franchise or renewal for the provision of telecommunications services. The 1996 Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of the grant of a franchise, franchise renewal, or franchise transfer, except that LFAs may seek "institutional networks" as part of such franchise negotiations.

  The 1996 Act provides that, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way. The LFA must publicly disclose such compensation requirements.

  The Company believes that it qualifies as a connecting carrier under federal law and therefore does not need FCC certification to provide intrastate service. In the event that it is determined that the Company must seek FCC certification, the Company believes that such certification will be granted by the FCC in a timely manner. The Company may be required to file certain tariffs and reports with the FCC.

Interconnection and Other Telecommunications Carrier Obligations

  To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and must not deploy network features and functions that interfere with interoperability. LECs also have a set of separate identified obligations beyond those that apply to new entrants: (i) good faith negotiation with those seeking interconnection, (ii) unbundling, equal access and non-discrimination requirements, (iii) resale of services, including "resale at wholesale rates," (iv) notice of changes in the network that would affect interconnection and interoperability and (v) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical.

  Under the 1996 Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Traffic termination charges shall be "mutual and reciprocal." The 1996 Act permits carriers to agree on a "bill and keep" system, but does not require such a system.

  The 1996 Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("SPSC") for approval. A SPSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the SPSC acts, an aggrieved party's remedy is to file a case in federal district court. The 1996 Act provides for a rural exemption to interconnection requests, but also provides that the exception does not apply where a cable operator makes an interconnection request of a rural LEC within the operator's franchise area.

  The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), and the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF. The 1996 Act prohibits geographic end user rate de-averaging to protect rural subscribers' rates.

FCC Interconnection Order

  The FCC released its First Report and Order to effectuate the interconnection provisions of the 1996 Act. In general, the FCC's First Report and Order appears favorable to the promotion of competition at the local level. To summarize, the FCC first has asserted broad federal jurisdiction over interconnection issues and the power to bind both state and local governments. The FCC also has established procedures for the negotiation, arbitration and resolution of interconnection agreements. It also has stated that new entrants essentially always benefit from the terms of subsequent interconnection agreements entered into by a given LEC with third parties and cannot waive their "most favored nation" rights in this respect. The FCC also has specified the manner in which actual physical interconnection must be made available to new entrants and, in this connection, has specified the manner in which rates charged to new entrants for physical interconnection must be calculated. The FCC also has set forth the manner in which LECs must make essential network elements available to new entrants for resale, again including the manner in which actual rates are to be calculated.

  In July 1997, the United States Court of Appeals for the Eighth Circuit vacated in part the FCC's local competition rules. That court concluded that the FCC did not have the authority to establish rules to govern the pricing of interconnection, network elements, and resale services provided by incumbent local exchange carriers. In addition, it found certain other FCC rules to be unlawful. On January 25, 1999, the Supreme Court issued an opinion in which it reversed portions of the court of appeals decision. The Supreme Court held that the FCC has authority under the Communications Act to establish rules, including pricing rules, to implement the local competition provisions of the Telecommunications Act of 1996, even with respect to intrastate services. The Supreme Court did not address the merits of the FCC's 1996 pricing rules. In addition, the Supreme Court affirmed several of the other rules which had been promulgated by the FCC, but which had been found unlawful by the court of appeals. These included a rule allowing requesting carriers to select provisions from among different interconnection agreements approved by state commissions (the so-called "pick-and-choose" rule) and a rule allowing requesting carriers to obtain from incumbent local exchange carriers assembled combinations of unbundled network elements (sometimes called unbundled network element platforms). The Supreme Court vacated a FCC rule identifying specific network elements which incumbent local exchange carriers must make available to requesting carriers on the basis that the FCC had failed to consider 1) whether such network elements were necessary, and 2) whether the failure to make network elements available would impair the ability of requesting carriers to provide the services they seek to offer. The FCC has indicated that it will conduct further proceedings to comply with the Supreme Court's opinion regarding the availability of network elements. Whether incumbent local exchange carriers will be required to make available combined platforms of network elements will depend on how the FCC implements the "necessary" and "impair" standards governing network element availability in light of the Supreme Court opinion.

Internet Services/Federal Laws and Regulations

  Transmitting indecent material via the Internet was made criminal by the 1996 Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. These provisions have been challenged in federal court. The 1996 Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

Forced Internet Access

  Cable operators have begun to offer high-speed Internet access to subscribers. These services are in direct competition with a number of other companies, many of which have substantial resources, such as existing ISPs and local and long distance telephone companies.

  Recently, a number of ISP's have asked local franchising authorities and the FCC to grant them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Several local franchising authorities and state legislatures have been examining the issue and a few local authorities have required cable operators to provide such access. A U.S. District Court recently ruled that the City of Portland, or was authorized to require such access. This decision is on appeal. Some cable companies have initiated their own litigation challenging municipal forced access requirements. Congress and the FCC have thus far declined to take action on the issue of ISP's access to broadband cable facilities. If FVOP is subject to this forced access, it could prohibit the Company from entering into or limited existing agreements with ISPs which could adversely impact our anticipated revenues from high-speed Internet access services. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

ITEM 2. PROPERTIES

  The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

  The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-FCC Regulation."

  The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas, and owns most of its service vehicles.

  Substantially all of the assets of FVOP's' subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock or partnership interests in the respective subsidiaries. See Note 4 to the FrontierVision Operating Partners, L.P. consolidated financial statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than routine litigation incidental to the business, of which the Company or any of its subsidiaries is a part or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

  (Dollars in thousands)

  As described in Part I, the acquisition of the Company by Adelphia occurred on October 1, 1999. Accordingly, the following tables present selected consolidated financial data derived from FVOP's financial statements as of and for the three months ended December 31, 1999 (referred to herein as "New FVOP"), which has been audited by Deloitte & Touche, LLP, independent auditors. Also included are consolidated selected financial data derived from FVOP's consolidated financial statements as of December 31, 1995, 1996, 1997 and 1998 and for the period from inception (April 17, 1995) through December 31, 1995, the years ended December 31, 1996, 1997, 1998 and the nine months ended September 30, 1999 (referred to herein as "Old FVOP") which have been audited by KPMG LLP, independent auditors.

  The following table also presents combined historical financial data as of and for the year ended December 31, 1995 for the predecessor United Video Cablevision systems, C4 Media systems, Cox Communications systems, American Cable Entertainment of Kentucky-Indiana systems, and Triax Southeast systems. The summary unaudited combined selected historical financial data are derived from the audited and unaudited historical financial statements of these systems and should be read in conjunction with the audited financial statements and related notes thereto of the systems. FVOP previously filed these audited financial statements on the Form 10-K for the year ended December 31, 1998. The selected financial data are derived from the audited and unaudited historical financial statements of these systems and should be read in conjunction with the audited financial statements and related notes thereto of the systems.

                                                              Old FVOP                              New FVOP
                                       ---------------------------------------------------------- ------------
                          Predecessor       From
                            Systems    April 17, 1995                                   Nine         Three
                           Year Ended  (inception) to  Year Ended December 31,      Months Ended  Months Ended
                          December 31,  December 31,  ----------------------------  September 30, December 31,
                           1995(a)(b)       1995        1996      1997      1998        1999          1999
                          ------------ -------------- --------  --------  --------  ------------- ------------
Statement of Operations
 Data:
Revenues................    $109,765      $ 4,369     $ 76,464  $145,126  $245,134    $221,032      $75,375
Operating expenses (c)..      62,098        2,438       42,111    78,732   130,744     130,161       37,373
Depreciation and
 amortization...........      42,354        2,308       35,724    66,994   116,534     108,244       22,273
Management fees.........          --           --           --        --        --          --        1,879
Transaction costs.......          --          940           --        --        --      17,077          269
                            --------      -------     --------  --------  --------    --------      -------
Operating income
 (loss).................       5,313       (1,317)      (1,371)     (600)   (2,144)    (34,450)      13,581
Interest expense--net...     (37,898)      (1,386)     (22,422)  (41,160)  (66,453)    (56,162)     (18,622)
Other income (expense)..      (4,409)          --           (8)      (57)     (526)      8,961           --
                            --------      -------     --------  --------  --------    --------      -------
Loss before income taxes
 and extraordinary loss
 (d)....................     (36,994)      (2,703)     (23,801)  (41,817)  (69,123)    (81,651)      (5,041)
Income tax benefit
 (expense)..............          --           --           --        --     2,927       2,082         (271)
Extraordinary loss (d)..          --           --           --    (5,046)       --          --           --
                            --------      -------     --------  --------  --------    --------      -------
Net loss................    $(36,994)     $(2,703)    $(23,801) $(46,863) $(66,196)   $(79,569)     $(5,312)
                            ========      =======     ========  ========  ========    ========      =======

                                                                               New
                                                   Old FVOP                    FVOP
                                     ------------------------------------- ------------
                         Predecessor             December 31,
                           Systems   ------------------------------------- December 31,
                           1995(b)     1995     1996     1997      1998        1999
                         ----------- -------- -------- -------- ---------- ------------
Balance Sheet Data:
Total assets............  $288,253   $143,512 $549,168 $919,708 $1,201,222  $1,945,303
Total debt (e)..........   285,144     93,159  398,194  632,000    871,610     884,695
Partners' equity........               46,407  130,003  263,043    269,495     983,498

--------
(a) Includes the unaudited combined results of operations of the systems acquired from United Video Cablevision, C4 Media Cable Southeast, Cox Communications, American Cable Entertainment and Triax Associates for the year ended December 31, 1995 (except for the United Video systems, which is for the period ended November 8, 1995). As the results of operations of the United Video systems are included in the historical results of operations subsequent to the date of the acquisition thereof (November 9, 1995), the amounts do not include $4.2 million in revenue, $2.4 million in operating expenses and $2.2 million in depreciation and amortization (computed after the application of purchase accounting adjustments) attributable to such systems.
(b) Includes combined balance sheet data for the United Video systems as of November 9, 1995, the date of the acquisition, and combined balance sheet data for the C4 systems, the Cox systems, the American Cable Entertainment systems and the Triax systems as of December 31, 1995, because such acquisitions occurred subsequent to that date.
(c) Includes direct operating and programming and selling, general and administrative expenses.
(d)  Extraordinary loss relates to loss on the early retirement of debt.
(e)  Excludes affiliate debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Dollars in thousands)

RESULTS OF OPERATIONS

General

  FrontierVision Operating Partners, L.P. ("FVOP" or the "Company"), wholly-owned by FrontierVision Holdings, L.P., a Delaware limited partnership ("Holdings"), is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. FrontierVision Partners, L.P. ("FVP") contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. Capital, a Delaware corporation, is a wholly-owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations. The Formation Transaction was accounted for at predecessor cost.

  On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia in exchange for approximately $543,000 (subject to post closing adjustments) in cash, 7.0 million shares of Adelphia Class A common stock and the assumption of certain liabilities.

  FVOP operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in three primary operating clusters--New England, Ohio and Kentucky--with a fourth smaller group of cable television systems in the southeast. As of December 31, 1999, the Company owned systems with broadband networks that passed in front of approximately 1,000,000 homes and served approximately 700,000 basic subscribers. In addition to traditional analog cable television, the Company offers or intends to offer a wide range of telecommunication services including digital cable television, high speed data and Internet access, paging and telephony.

  Please refer to the discussion of the Private Securities Litigation Reform Act of 1995 which is incorporated herein by reference to Item 1, "Business-- Introduction".

Comparison of the Years Ended December 31, 1997, 1998 and 1999

  For purposes of the following table and discussion, the operating results for the nine months ended September 30, 1999 of Old FVOP have been combined with the operating results for the three months ended December 31, 1999 of New FVOP in order to provide a more meaningful basis for comparing the years ended December 31, 1998 and 1999. The combined results of Old FVOP and New FVOP will be referred to as "Combined FVOP" in the table below and discussion that follows. The following table sets forth the historical percentage relationship to revenues of operating income. As a result of FVOP's limited operating history, and the fact that acquired systems are only included from the date of acquisition, we believe that the results of operations for the periods presented in this table are not indicative of our future results. Depreciation, amortization and certain other line items included in the operating results of Combined FVOP are not necessarily comparable between periods as the three month New FVOP period ended December 31, 1999 includes the effect of the preliminary purchase accounting adjustments related to Adelphia's acquisition of FVP. The combining of Old FVOP and New FVOP accounting periods is not in accordance with generally accepted accounting principles. See Note 1 to the accompanying consolidated financial statements.

                                                 Percentage of Revenues
                                                 Year Ended December 31,
                                                 ------------------------------
                                                                     Combined
                                                   Old FVOP            FVOP
                                                 -----------------   ----------
                                                  1997      1998       1999
                                                 -------   -------   ----------
   Revenues.....................................   100.0%    100.0%     100.0%
   Expenses:
     Operating expenses.........................    54.3      53.3       56.5
     Depreciation and amortization..............    46.2      47.5       44.0
     Transaction costs..........................      --        --        5.9
     Management fees to managing affiliate......      --        --        0.6
                                                 -------   -------    -------
     Operating income (loss)....................    (0.5%)    (0.8%)     (7.0%)
                                                 =======   =======    =======

  Revenues. Revenues increased 68.9%, or approximately $100,008, to $245,134 for the year ended December 31, 1998 from approximately $145,126 for the year ended December 31, 1997 primarily attributable to acquisition activity during 1998 and 1997. Revenues increased 20.9%, or approximately $51,273, to $296,407 for the combined year ended December 31, 1999 primarily attributable to acquisition activity during 1998.

  Operating Expenses. These expenses, which are comprised mainly of programming costs, technical expenses, and costs relating to system offices, customer service representatives and sales and administrative employees, increased 66.1%, or approximately $52,012, to $130,744 for the year ended December 31, 1998. This increase was primarily attributable to acquisition activity during 1998 and 1997. Operating expenses increased 28.1%, or approximately $36,790, to $167,534 for the combined year ended December 31, 1999 primarily attributable to the acquisition activity during 1998. This increase in operating expenses was also somewhat offset by synergies realized from a reduction in corporate overhead and a reduction in programming costs due to the acquisition of FVP by Adelphia.

  Transaction Costs. Transaction costs amounting to approximately $17,346 were recognized in the combined year ended December 31, 1999. These costs were incurred in connection with the acquisition of FVP by Adelphia and are mainly comprised of bonus, severance and deferred compensation paid to certain of the Company's former executives.

  Depreciation and Amortization. Depreciation and amortization was higher for the year ended December 31, 1998 compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures. Depreciation and amortization was higher for the year ended December 31, 1999 compared with the respective prior year, primarily due to increased depreciation related to 1998 acquisitions, capital expenditures and additional depreciation and amortization expense resulting from the acquisition of FVP by Adelphia. This increase in depreciation and amortization in the year ended December 31, 1999 was partially offset in the fourth quarter of 1999 by a reduction in depreciation and amortization expense caused by conforming the Company's depreciation and amortization periods to those of Adelphia. Also, during the nine months ended September 30, 1999, the Company disposed of certain cable television systems which offset a portion of the increase.

  Management Fees to Managing Affiliate. On October 1, the Company entered into an agreement with Adelphia which provides for payment of management fees by the Company of up to 5% of the Company's gross revenues. The amount of such payment for the year ended December 31, 1999 was $1,879.

  Interest Expense--net. For the years ended December 31, 1998 and 1999, interest expense increased 61.5% and 12.5%, respectively. The increase in interest expense was primarily attributable to an increase in the average amount of debt outstanding due to acquisitions and capital expenditures.

  Other (Expense) Income. Included in other income for the year ended December 31, 1999 is a gain of approximately $1,600 recognized on the January 7, 1999 sale of certain cable television system assets to Helicon

Partners I, L.P. and a gain of approximately $7,324 recognized on the June 1, 1999 exchange of five cable television systems with Intermedia Partners, L.P. IV.

Liquidity and Capital Resources

  The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three years in the period ended December 31, 1999, the Company committed substantial capital resources for these purposes. These expenditures were funded through bank borrowings, equity investments, debt issued by affiliates and advances from affiliates and internally generated funds. The Company's aggregate outstanding borrowings as of December 31, 1999 were $884,695. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

 Capital Expenditures

  Capital expenditures for the years ended December 31, 1997, 1998 and 1999 were $32,738, $65,570 and $89,024, respectively. The increases in capital expenditures for the years ended December 31, 1998 and 1999 compared to the respective prior years were primarily due to the impact of acquired systems and increased investment related to the rebuilding of the Company's cable plant. The Company expects capital expenditures for 2000 to range from $110,000 to $150,000.

 Financing Activities

  Drawings on our amended bank credit facility, along with cash flow generated from operations and debt financing, have been sufficient to finance capital improvement projects as well as acquisitions.

  On December 19, 1997, FVOP amended its existing senior bank indebtedness and entered into an $800,000 amended bank credit facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The amended bank credit facility includes a $300,000, 7.75-year reducing revolving credit facility, a $250,000, 7.75-year term loan and a $250,000 million, 8.25-year term loan.

  At December 31, 1999, FVOP had $175,000 outstanding under the revolving credit facility, $237,500 outstanding under the 7.75 year term loan and $249,500 outstanding under the 8.25 year term loan. The weighted average interest rates at December 31, 1999 on the outstanding borrowings under the revolving credit facility were approximately 8.33%, and under the 7.75 year term loan and the 8.25 year term loan were approximately 8.32% and 8.71%, respectively. FVOP entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $240,000 of borrowings through April 2002.

  In general, the amended bank credit facility requires FVOP to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the amended bank credit facility and to reduce permanently commitments thereunder, subject to certain exceptions allowing FVOP to use such proceeds to fund certain permitted acquisitions, provided that FVOP is otherwise in compliance with the terms of the amended bank credit facility.

  The amended bank credit facility is secured by a pledge of all limited and general partnership interests in FVOP and in any of the FVOP's restricted subsidiaries and a first priority lien on all the tangible and intangible assets of FVOP and each of its restricted subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the amended bank credit facility, the Administrative Agent is entitled to replace the FVOP's general partner with its designee. Holdings, as the general partner of FVOP, guarantees the indebtedness under the amended bank credit facility on a limited recourse basis.

  Under the terms of the amended bank credit facility, with certain exceptions, FVOP has a mandatory prepayment obligation upon a change of control of FVOP and the sale of any of its operating systems. This obligation was waived in connection with the acquisition of FVP by Adelphia with the consent of the majority of the lenders.

 Notes Marked to Market

  The aggregate fair value assigned in purchase accounting to New FVOP's debt was greater than the aggregate recorded value at the date of the merger by $13,000. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such excess will be amortized over the respective remaining lives of the respective underlying debt obligations.

 Senior Subordinated Notes

  On October 7, 1996, FVOP issued $200,000 aggregate principal amount of 11% senior subordinated notes due 2006. The notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The notes are general unsecured obligations of Holdings and rank subordinate in right of payment to all existing and any future senior indebtedness.

  Holders of the Senior Subordinated Notes have the right to require FVOP to repurchase their notes at 101% of principal upon a change of control (as defined in the Indenture). The acquisition of FVP by Adelphia constituted a change of control in accordance with the Indenture and, upon the closing of the transaction, FVOP was required to offer to repurchase all of the notes. FVOP's offer to repurchase the notes expired without any holders exercising their option.

 Resources

  The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries of public or private debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its and its subsidiaries' credit agreements and indentures, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

  The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, advances from affiliates and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

  Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Recent Accounting Pronouncements

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

  At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to certain issues related to EITF 98-3, "Determining whether a transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, the Company will be required to treat cable system swaps as a purchase of a business and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

Inflation

  The Company believes that inflation did not have a significant effect on its results of operations during the three year period ended December 31, 1999. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1999, after giving effect to interest rate hedging agreements, approximately $421,981 of the Company's total debt was subject to floating interest rates.

Regulatory and Competitive Matters

  The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation of cable programming service tier rates on March 31, 1999.

  Rates for basic and cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

  The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. FVOP cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

  Cable television companies operate under franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions that encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

  The 1996 Act repealed the prohibition on local competitive telephone exchange carriers ("CLECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization.

  The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

  The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers, some of which are now offering local programming channels. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate swap and collar agreements to reduce the impact of changes in interest rates. As of December 31, 1999, the Company had interest rate swap agreements covering notional principal of $40,000 that expires during 2000 that fix the interest rate at an average of 7.70%. As of December 31, 1999, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in 2001 and 2002. The interest rate collar agreements have floor rates of 5.95% and 6.30% and cap rates of 5.95% and 6.30%, respectively, for the agreements expiring in 2001 and 2002, with maximum cap rates of 6.64% and maximum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1999.

                                     Expected Maturity
                         -----------------------------------------                       Fair
                          2000     2001     2002    2003    2004   Thereafter  Total    Value
                         ------- -------- -------- ------- ------- ---------- -------- --------
Debt:
Fixed Rate.............. $    -- $     -- $     -- $    -- $    --  $200,000  $200,000 $210,000
 Average Interest Rate..  11.00%   11.00%   11.00%  11.00%  11.00%    11.00%        --       --
Variable Rate........... $24,575 $ 34,575 $ 44,575 $55,825 $60,213  $442,218  $661,981 $661,981
 Average Interest Rate..   8.50%    9.01%    9.09%   9.10%   9.12%     9.20%        --       --
Interest Rate Swaps:.... $40,000 $     -- $     -- $    -- $    --  $     --  $ 40,000 $   (111)
                           7.70%       --       --      --      --        --        --       --
                           6.28%       --       --      --      --        --        --       --
Interest Rate Collars:
Interest Rate Collars... $    -- $100,000 $100,000 $    -- $    --  $     --  $200,000 $    (41)
Maximum Cap Rate........      --    6.64%    6.64%      --      --        --        --       --
Cap and Floor Rate......      --    5.95%    6.30%      --      --        --        --       --
Minimum Floor Rate......      --    4.65%    4.95%      --      --        --        --       --

  Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect at December 31, 1999. Average receive rates on the variable to fixed swaps are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and related notes thereto and independent auditors' report follow.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
FrontierVision Operating Partners, L.P. and Subsidiaries:
 Independent Auditors' Report--KPMG LLP...................................  30
 Independent Auditors' Report--Deloitte & Touche LLP......................  31
 Consolidated Balance Sheets as of December 31, 1998 and 1999.............  32
 Consolidated Statements of Operations for the Years Ended December 31,
  1997 and 1998, the Nine Months Ended September 30, 1999 and the Three
  Months Ended December 31, 1999..........................................  33
 Consolidated Statements of Partners' Equity (Deficiency) for the Years
  Ended December 31, 1997 and 1998, the Nine Months Ended September 30,
  1999 and the Three Months Ended December 31, 1999.......................  34
 Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997 and 1998, the Nine Months Ended September 30, 1999 and the Three
  Months Ended December 31, 1999..........................................  35
 Notes to Consolidated Financial Statements...............................  36

FrontierVision Capital Corporation:
 Independent Auditors' Report--KPMG LLP...................................  49
 Independent Auditors' Report--Deloitte & Touche LLP......................  50
 Balance Sheets as of December 31, 1998 and 1999..........................  51
 Statements of Operations for the Years Ended December 31, 1997 and 1998,
  the Nine Months Ended September 30, 1999 and the Three Months Ended
  December 31, 1999.......................................................  52
 Statements of Owner's Equity for the Years Ended December 31, 1997 and
  1998, the Nine Months Ended September 30, 1999 and the Three Months
  Ended December 31, 1999.................................................  53
 Statements of Cash Flows for the Years Ended December 31, 1997 and 1998,
  the Nine Months Ended September 30, 1999 and the Three Months Ended
  December 31, 1999.......................................................  54
 Note to Financial Statements.............................................  55

                         INDEPENDENT AUDITORS' REPORT

FrontierVision Operating Partners, L.P.:

  We have audited the accompanying consolidated balance sheet of FrontierVision Operating Partners, L.P. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for each of the years in the two year period ended December 31, 1997 and 1998 and the nine months ended September 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statements schedule as of and for each of the two years ended December 31, 1998 and the nine months ended September 30, 1999 listed in the index of Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrontierVision Operating Partners, L. P. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998 and the nine months ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set therein.

KPMG LLP
Denver, Colorado

November 10, 1999

                         INDEPENDENT AUDITORS' REPORT

FrontierVision Operating Partners, L.P.:

  We have audited the accompanying consolidated balance sheet of FrontierVision Operating Partners, L.P. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the three months ended December 31, 1999. Our audit also included the financial statement schedule as of and for the three months ended December 31, 1999 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FrontierVision Operating Partners, L.P. and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the three months ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania

March 29, 2000

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                       Old FVOP     New FVOP
                                                     December 31, December 31,
                                                         1998         1999
                                                     ------------ ------------
ASSETS:
Cable systems, at cost, net of accumulated
 depreciation and amortization:
  Property, plant and equipment.....................  $  342,754   $  407,554
  Intangible assets.................................     820,524    1,495,947
                                                      ----------   ----------
    Total...........................................   1,163,278    1,903,501
Cash and cash equivalents...........................       4,890        7,412
Subscriber receivables--net.........................      12,678       13,800
Prepaid expenses and other assets--net..............      20,376       20,590
                                                      ----------   ----------
    Total assets....................................  $1,201,222   $1,945,303
                                                      ==========   ==========
LIABILITIES AND PARTNERS' EQUITY:
Bank and public debt................................  $  870,125   $  874,522
Other debt..........................................       1,485       10,173
Accounts payable....................................      18,233       34,871
Subscriber advance payments and deposits............       3,312        8,404
Accrued interest and other liabilities..............      26,716       23,790
Deferred income taxes...............................      11,856       10,045
                                                      ----------   ----------
    Total liabilities...............................     931,727      961,805
Commitments and contingencies (Note 9)
Partners' equity:
  FrontierVision Holdings, L.P......................     269,226      982,514
  FrontierVision Operating Partners, Inc............         269          984
                                                      ----------   ----------
    Total partners' equity..........................     269,495      983,498
                                                      ----------   ----------
    Total liabilities and partners' equity..........  $1,201,222   $1,945,303
                                                      ==========   ==========


                See notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                            Old FVOP                 New FVOP
                                ---------------------------------- ------------
                                                     Nine Months   Three Months
                                   Year Ended           Ended         Ended
                                  December 31,      September 30,  December 31,
                                ------------------  -------------- ------------
                                  1997      1998         1999          1999
                                --------  --------  -------------- ------------
Revenues......................  $145,126  $245,134     $221,032      $75,375
Operating expenses:
  Direct operating and
   programming................    51,623    89,429       86,813       24,461
  Selling, general and
   administrative.............    27,109    41,315       43,348       12,912
  Depreciation and
   amortization...............    66,994   116,534      108,244       22,273
  Transaction costs...........        --        --       17,077          269
  Management fees to managing
   affiliate..................        --        --           --        1,879
                                --------  --------     --------      -------
    Total.....................   145,726   247,278      255,482       61,794
                                --------  --------     --------      -------
Operating (loss) income.......      (600)   (2,144)     (34,450)      13,581
Other (expense) income:
  Interest expense--net.......   (41,160)  (66,453)     (56,162)     (18,622)
  Other.......................       (57)     (526)       8,961           --
                                --------  --------     --------      -------
    Total.....................   (41,217)  (66,979)     (47,201)     (18,622)
Loss before income taxes and
 extraordinary loss...........   (41,817)  (69,123)     (81,651)      (5,041)
Income tax benefit (expense)..        --     2,927        2,082         (271)
                                --------  --------     --------      -------
Loss before extraordinary
 loss.........................   (41,817)  (66,196)     (79,569)      (5,312)
Extraordinary loss on early
 retirement of debt...........    (5,046)       --           --           --
                                --------  --------     --------      -------
Net loss......................  $(46,863) $(66,196)    $(79,569)     $(5,312)
                                ========  ========     ========      =======


                See notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                             (Dollars in thousands)

                                                      FrontierVision
                                    FrontierVision       Operating
                                    Holdings, L.P.    Partners, Inc.
                                  (General Partner)  (Limited Partner)  Total
                                  ------------------ ----------------- --------
Old FVOP
Balance, December 31, 1996......       $129,874            $129        $130,003


Capital contributions...........        179,722             181         179,903
Net loss........................        (46,816)            (47)        (46,863)
                                       --------            ----        --------
Balance, December 31, 1997......       $262,780            $263        $263,043


Capital contributions...........         72,576              72          72,648
Net loss........................        (66,130)            (66)        (66,196)
                                       --------            ----        --------
Balance, December 31, 1998......       $269,226            $269        $269,495


Capital contributions...........         11,988              12          12,000
Net loss........................        (79,490)            (79)        (79,569)
                                       --------            ----        --------
Balance, September 30, 1999.....       $201,724            $202        $201,926


--------------------------------------------------------------------------------

New FVOP
Excess of purchase price of
 acquired assets and liabilities
 over predecessor owners' net
 book value.....................       $737,921            $739        $738,660
                                       --------            ----        --------
Balance, October 1, 1999........        939,645             941         940,586


Capital Contribution............         48,176              48          48,224
Net loss........................         (5,307)             (5)         (5,312)
                                       --------            ----        --------
Balance, December 31, 1999......       $982,514            $984        $983,498
                                       ========            ====        ========


                See notes to consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                            Old FVOP                  New FVOP
                                ----------------------------------- ------------
                                                       Nine Months  Three Months
                                                          Ended        Ended
                                    Year Ended
                                   December 31,       September 30, December 31,
                                --------------------  ------------- ------------
                                  1997       1998         1999          1999
                                ---------  ---------  ------------- ------------
Cash flows from operating
 activities:
  Net loss....................  $ (46,863) $ (66,196)   $(79,569)     $ (5,312)
  Adjustments to reconcile net
   loss to net cash provided
   by (used for) operating
   activities:
    Depreciation and
     amortization.............     66,994    116,534     108,244        22,273
    Income tax (benefit)
     expense..................         --     (2,927)     (2,082)          271
    Extraordinary loss on
     early retirement of
     debt.....................      5,046         --          --            --
    Gain on disposal of
     assets...................         --     (2,362)     (9,193)           --
    Non cash interest
     expense..................        721         --          --          (459)
    Changes in operating
     assets and liabilities,
     net of effects of
     acquisitions:
      Subscriber receivables..       (582)    (2,556)       (407)         (429)
      Prepaid expenses and
       other assets...........     (1,549)    (1,092)       (721)      (23,474)
      Accounts payable and
       accrued interest and
       other liabilities......      1,803     20,304      41,353       (13,981)
      Subscriber advance
       payments and deposits..     (1,523)     1,086        (447)          543
                                ---------  ---------    --------      --------
Net cash provided by (used
 for) operating activities....     24,047     62,791      57,178       (20,568)
                                ---------  ---------    --------      --------
Cash flows used for investing
 activities:
  Expenditures for property,
   plant and equipment........    (32,738)   (65,570)    (75,120)      (13,904)
  Acquisitions................   (392,631)  (307,595)    (12,436)           --
  Proceeds from disposal of
   assets.....................         --         --       6,698            --
  Other.......................       (406)       (12)         --            --
                                ---------  ---------    --------      --------
Net cash flows used for
 investing activities.........   (425,775)  (373,177)    (80,858)      (13,904)
                                ---------  ---------    --------      --------
Cash flows from financing
 activities:
  Proceeds from debt..........    523,000    316,485      13,229            --
  Repayments of debt..........   (289,915)   (76,875)     (6,345)       (6,340)
  Costs associated with debt
   financings.................    (11,486)      (395)        (94)           --
  Partner capital
   contributions..............    179,903     72,648      12,000        48,224
                                ---------  ---------    --------      --------
Net cash provided by financing
 activities...................    401,502    311,863      18,790        41,884
                                ---------  ---------    --------      --------
Increase (decrease) in cash
 and cash equivalents.........       (226)     1,477      (4,890)        7,412
Cash and cash equivalents,
 beginning of period..........      3,639      3,413       4,890            --
                                ---------  ---------    --------      --------
Cash and cash equivalents, end
 of period....................  $   3,413  $   4,890    $     --      $  7,412
                                =========  =========    ========      ========
Supplemental disclosure of
 cash flow activity--
  Cash payments for interest..  $  42,226  $  62,789    $ 50,619      $ 28,240
                                =========  =========    ========      ========

                See notes to consolidated financial statements.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)


1. The Partnership and Basis of Presentation

  FrontierVision Operating Partners, L.P. ("FVOP" or the "Company"), wholly-owned by FrontierVision Holdings, L.P., a Delaware limited partnership ("Holdings"), is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. FrontierVision Partners, L.P. ("FVP") contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. Capital, a Delaware corporation, is a wholly-owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200,000 aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes'). Capital has nominal assets and does not have any material operations. The Formation Transaction was accounted for at predecessor cost.

  On October 1, 1999, Adelphia Communications Corporation ("Adelphia") purchased all outstanding FVP partnership interests in exchange for approximately $543,000 in cash (subject to post-closing adjustments), 7.0 million shares of Adelphia Class A common stock and the assumption of certain liabilities. Subsequent to the Definitive Sale Agreement that was entered into February 22, 1999, Adelphia assumed the liability for payment to the Company's programming vendors. The Company continued to incur programming costs at their existing contractual rates. This liability of approximately $28,200 was settled at the closing of the sale of FVP. At closing, Adelphia advanced an additional $15,000 to the Company to cover the majority of bonus, severance and deferred compensation payments of approximately $17,100 which are included in transaction costs in the accompanying statement of operations for the nine months ended September 30, 1999.

  The Company owns and operates cable television systems in three primary operating clusters--New England, Ohio and Kentucky--with a fourth, smaller group of cable television systems in the Southeast.

  The consolidated financial statements include the accounts of FVOP and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  On December 2, 1998, Holdings, along with Holdings Capital II, co-issued $91,298 aggregate principal amount at maturity of Discount Notes, Series B. Net proceeds from the issuance were contributed to FVOP as a capital contribution.

  On June 1, 1999, Adelphia loaned $12,000 to FVP to be used by FVOP to fund an asset exchange with Intermedia Partners, L.P. IV. This asset exchange was consummated on June 1, 1999. FVP contributed the $12,000 to Holdings as a capital contribution. Holdings in turn contributed this amount to FVOP as a capital contribution.

  Generally, FVOP's Partnership Agreement provides that profits, losses and distributions are allocated to the general partner and the limited partner pro rata based on capital contributions.

  Consolidated financial statements for periods prior to October 1,1999 are referred to herein as "Old FVOP", whereas; periods subsequent to October 1, 1999 are referred to herein as "New FVOP".

  The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the preliminary allocation of Adelphia's purchase price to acquire FVP has been reflected in New

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

FVOP's consolidated financial statements as of October 1, 1999. A final allocation of Adelphia's purchase price to acquire FVP is pending the completion of third-party valuations.

  The approximate $2,099,997 aggregate purchase price was comprised of the following:

Issuance of Adelphia Class A common stock........................... $  406,686
Assumption of debt and working capital..............................  1,150,000
Cash (subject to post-closing adjustments)..........................    543,311
                                                                     ----------
                                                                     $2,099,997
                                                                     ==========

  The value assigned to the 7.0 million shares of Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the acquisition was agreed to and announced on February 22, 1999.

  The following table reflects the opening condensed consolidated balance sheet of New FVOP which includes the effects of the preliminary purchase accounting adjustments resulting from the allocation of Adelphia's purchase price to acquire FVP.

                                                                    New FVOP
                                                                 October 1, 1999
                                                                 ---------------
ASSETS:
Cable systems:
  Property, plant and equipment.................................   $  403,448
  Intangible assets.............................................    1,489,820
                                                                   ----------
    Total.......................................................    1,893,268
Subscriber receivables--net.....................................       13,371
Prepaid expenses and other assets--net..........................       15,719
                                                                   ----------
    Total assets................................................   $1,922,358
                                                                   ==========
LIABILITIES AND PARTNERS' EQUITY:
Bank and public debt............................................   $  880,500
Other debt......................................................       10,994
Accounts payable................................................       40,904
Subscriber advance payments and deposits........................        7,861
Accrued interest and other liabilities..........................       31,739
Deferred income taxes...........................................        9,774
                                                                   ----------
    Total liabilities...........................................      981,772
Partners' equity................................................      940,586
                                                                   ----------
    Total liabilities and partners' equity......................   $1,922,358
                                                                   ==========

  As a result of the application of purchase accounting, New FVOP has recorded its assets and liabilities at their preliminary fair values on October 1, 1999. As of December 31, 1999, the allocation of Adelphia's purchase price to acquire FVP had not been finalized. Accordingly, the Company may make additional refinements to the preliminary allocation of Adelphia's purchase prices to acquire FVP in future periods based upon the results of

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

the completion of third- party valuations. Certain of the more significant effects of purchase accounting are described below.

  The $403,448 assigned to New FVOP's property, plant and equipment will be depreciated over useful lives ranging primarily from 3 to 20 years. The $1,489,820 assigned to New FVOP's intangible assets, which are primarily comprised of franchise costs and will be amortized over useful lives of primarily 40 years.

2. Summary of Significant Accounting Policies

 Subscriber Revenues

  Subscriber revenues are recognized in the month in which the service is provided.

 Subscriber Receivables

  An allowance for doubtful accounts of $666 and $851 is recorded as a reduction of subscriber receivables at December 31, 1998 and 1999, respectively.

 Programming Expense

  Subsequent to the acquisition, Adelphia allocates charges from programmers to affiliates (including New FVOP) based on the number of subscribers to each programming service.

 Property, Plant and Equipment

  Property, plant and equipment are comprised of the following:

                                                         Old FVOP     New FVOP
                                                       ------------ ------------
                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
Operating plant and equipment.........................   $374,697     $353,219
Real estate and improvements..........................     21,373       25,845
Support equipment.....................................     25,320       14,477
Construction in progress..............................     14,141       23,811
                                                         --------     --------
                                                          435,531      417,352
Accumulated depreciation..............................    (92,777)      (9,798)
                                                         --------     --------
                                                         $342,754     $407,554
                                                         ========     ========

  Depreciation for Old FVOP was computed on a straight-line basis using an average estimated useful life of 8 years for operating plant and equipment, support equipment and real estate and improvements. New FVOP's depreciation is computed on a straight-line basis using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate and improvements. Depreciation expense amounted to $32,176, $44,346, $49,642 and $9,798 for the years ended December 31, 1997 and
1998, the nine months ended September 30, 1999 and the three months ended December 31, 1999. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor and interest.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

 Intangible Assets

  Intangible assets are comprised of the following:

                                                         Old FVOP     New FVOP
                                                       ------------ ------------
                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
Purchased franchises..................................  $ 717,614    $1,330,869
Purchased subscriber lists............................    146,411       101,971
Covenants not to compete..............................     16,856         6,232
Goodwill..............................................     53,937        68,509
                                                        ---------    ----------
                                                          934,818     1,507,581
Accumulated amortization..............................   (114,294)      (11,634)
                                                        ---------    ----------
                                                        $ 820,524    $1,495,947
                                                        =========    ==========

  A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, covenants not to compete and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods of up to 15 years for Old FVOP and 40 years for New FVOP. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which are 7 years for Old FVOP and 10 years for New FVOP. Covenants not to compete are amortized on the straight-line method over 5 years for Old FVOP and New FVOP.

 Other Assets

  The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $19,297 and $13,841 at December 31, 1998 and 1999, respectively. Such costs are amortized over the term of the related debt.

 Asset Impairments

  FVOP periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

 Noncash Financing and Investing Activities

  Capital leases entered into during the years ended December 31, 1997 and 1998, the nine months ended September 30, 1999 and the three months ended December 31, 1999 totaled $0, $1,545, $9,527and $0, respectively.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)


 Derivative Financial Instruments

  Net settlement amounts under interest rate swap and collar agreements are recorded as adjustments to interest expense during the period incurred (see
Note 4).

 Franchise Expense

  The typical term of the Company's franchise agreements upon renewal is 10 years. Franchise fees range from 3% to 5% of subscriber revenue and are expensed currently.

 Use of Estimates in the Preparation of Financial Statements

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

 Income Taxes

  The Company and most of its direct and indirect subsidiaries are limited partnerships or limited liability companies and pay no income taxes as entities. All of the income, gains, losses, deductions and credits of the Company are passed through to its partners. Nominal taxes are assessed by certain state and local jurisdictions. The basis in the Company's assets and liabilities differs for financial and tax reporting purposes.

  Certain subsidiaries are corporations and are subject to federal and state income taxes which have not been significant. Deferred taxes relate principally to the difference between book and tax basis of the cable television assets owned by NECMA, partially offset by the tax effect of related net operating loss carryforwards.

 Recent Accounting Pronouncements

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 fiscal quarters of fiscal years beginning after June 15, 2000.

  At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to certain issued related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, the Company will be required to treat cable system swaps as a purchase of a business and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

 Reclassification

  Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

3. Acquisitions and Dispositions

 Acquisitions

  The Company completed several acquisitions in 1997 and 1998. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the respective dates of acquisition. Amounts allocated to property and equipment and to intangible assets are depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods. The financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregate basis.

  The combined purchase price of certain acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                               Old FVOP
                                                       -------------------------
                                                       Acquisitions Acquisitions
                                                         through      through
                                                       December 31, December 31,
                                                         1997(a)      1998(a)
                                                       ------------ ------------
Property, plant and equipment.........................   $ 48,805     $ 79,526
Intangible assets.....................................    344,490      244,492
                                                         --------     --------
                                                          393,295      324,018
                                                         --------     --------
Net working capital (deficit).........................       (164)         410
Deferred income taxes.................................         --      (14,783)
Less--Earnest money deposits applied..................       (500)      (2,050)
                                                         --------     --------
  Total cash paid for acquisitions....................   $392,631     $307,595
                                                         ========     ========

--------
(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

  The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the Triax I, Cablevision, TCI-VT/NH, Cox-Central Ohio, NECMA, TCI-Bryan and State Cable acquisitions had been consummated on January 1, 1997, are as follows:

                                                                Old FVOP
                                                            ------------------
                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
Revenue.................................................... $250,659  $276,976
Operating expenses......................................... (135,044) (150,989)
Depreciation and amortization.............................. (113,045) (129,701)
                                                            --------  --------
Operating income (loss)....................................    2,570    (3,714)
Interest and other expenses................................  (82,347)  (73,940)
                                                            --------  --------
Net loss................................................... $(79,777) $(77,654)
                                                            ========  ========

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)


  The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the above acquisitions been consummated on the dates indicated. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregate basis.

 Dispositions

  On January 7, 1999, the Company sold certain cable television system assets serving approximately 4,400 basic subscribers to Helicon Partners I, L.P., for an aggregate sales price of approximately $5,220.

 System Swaps

  On June 1, 1999, the Company completed the exchange of five systems located in northern Kentucky for five Intermedia Partners, L.P. IV systems located in communities near Lexington, Kentucky which are contiguous to other of the Company's Kentucky systems. The Company paid approximately $13,300 as consideration for approximately 5,300 subscribers the Company gained in the transaction.

4. Debt

  The aggregate fair value assigned in purchase accounting to New FVOP's debt was greater than the aggregate recorded value at the date of the acquisition by $13,000. The fair value of FVOP's debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to FVOP for debt of the same remaining maturities. Such excess will be amortized over the respective remaining 6 to 8 year lives of the underlying debt obligations.

  The Company's debt was comprised of the following:

                                                        Old FVOP     New FVOP
                                                      ------------ ------------
                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
Bank and Public Debt:
  Bank Credit Facility:
    Revolving Credit Facility, interest based on
     various floating rate options (7.25% and 8.33%
     average at December 31, 1998 and 1999,
     respectively), payable monthly..................   $172,000     $175,000
    Term loans, interest based on various floating
     LIBOR options (7.46% and 8.52% weighted average
     at December 31, 1998 and 1999, respectively),
     payable monthly.................................    498,125      486,981
  11% Senior Subordinated Notes due 2006.............    200,000      212,541
                                                        --------     --------
      Total..........................................   $870,125     $874,522
                                                        ========     ========
Other Debt:
  Capital leases.....................................   $  1,485     $ 10,173
                                                        ========     ========

 Bank Credit Facility

  On December 19, 1997, FVOP entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Facility"). The amount available under the Amended Credit Facility includes two term loans

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

of $250,000 each ("Facility A Term Loan" and "Facility B Term Loan") and a $300,000 revolving credit facility ("Revolving Credit Facility"). The Facility A Term Loan and the Revolving Credit Facility both mature on September 30, 2005. The entire outstanding principal amount of the Revolving Credit Facility is due on September 30, 2005, with escalating principal payments due quarterly beginning December 31, 1998 under the Facility A Term Loan. The Facility B Term Loan matures March 31, 2006 with 95% of the principal being repaid in the last two quarters of the term of the facility.

  Under the terms of the Amended Credit Facility, with certain exceptions, FVOP has a mandatory prepayment obligation upon a change of control of FVOP and the sale of any of its operating systems. This obligation was waived in connection with the acquisition of FVP by Adelphia with the consent of the majority of the lenders. Further, beginning with the year ending December 31, 2001, FVOP is required to make prepayments equal to 50% of its excess cash flow, as defined in the Amended Credit Facility. FVOP also pays commitment fees ranging from 1/2%-- 3/8% per annum on the average unborrowed portion of the total amount available under the Amended Credit Facility.

  The Amended Credit Facility also requires FVOP to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by FVOP.

  All partnership interests in FVOP and all assets of FVOP and its subsidiaries are pledged as collateral for the Amended Credit Facility.

 Public Debt

  On October 7, 1996, FVOP issued $200,000 aggregate principal amount of 11% Senior Subordinated Notes (the "Notes"). The Notes are unsecured subordinated obligations of FVOP (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

  In connection with the anticipated issuance of the Notes, FVOP entered into deferred interest rate setting agreements to reduce FVOP's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements were recognized as a component of interest expense by Old Holdings.

  The Subordinated Notes Indenture (the "Indenture") has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of FVOP. Holders of the Notes have the right to require FVOP to repurchase their Notes at 101% of principal upon a change of control (as defined in the Indenture). The acquisition of FVP by Adelphia constituted a change of control in accordance with the Indenture and, upon the closing of the transaction, FVOP was required to offer to repurchase all of the Notes. FVOP's offer to repurchase the Notes expired without any holders exercising their option.

  J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. ("Former Equity Holders") were affiliates of the Company, owning in the aggregate, a 37.6% limited partnership interest in FVP prior to the Adelphia purchase. Affiliates of the Former Equity Holders received underwriting fees of approximately $3.6 million in connection with the issuance of the Notes.

 Other Debt

  Other debt consists of capital leases which were incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is primarily based on the Federal Funds rate or U.S. Treasury rates plus the applicable margin and is adjusted monthly.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

 Interest Rate Swaps and Collars

  FVOP has entered into interest rate swaps and collar agreements with banks to reduce the impact of changes in interest rates on its bank debt. FVOP enters into interest rate swap agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. FVOP is exposed to credit loss in the event of nonperformance by the banks. FVOP does not expect any such nonperformance.

  The following table summarizes the notional amounts outstanding and weighted average interest rate data for all interest rate swaps and collars, which expire at various dates through 2002.

                                                                      New FVOP
                                                                    ------------
                                                                    December 31,
                                                                        1999
                                                                    ------------
Interest Rate Swaps:
Notional amount....................................................   $ 40,000
Average pay rate...................................................      7.70%
Average reserve rate...............................................      6.28%
Interest Rate Collars:
Notional amount....................................................   $200,000
Average maximum cap rate...........................................      6.64%
Average cap and floor rate.........................................      6.13%
Average minimum floor rate.........................................      4.80%

 Maturities of Debt

  The following table sets forth the mandatory reductions in principal under all agreements for indebtedness at December 31 of each of the next five years based on amounts outstanding at December 31, 1999:

Year ending December 31, 2000.......................................... $26,610
Year ending December 31, 2001..........................................  36,610
Year ending December 31, 2002..........................................  45,084
Year ending December 31, 2003..........................................  56,334
Year ending December 31, 2004..........................................  60,721

  FVOP intends to fund its debt maturities through borrowing under new credit agreements and internally generated funds. Changing conditions in the financial markets may have an impact on how FVOP will refinance its debt in the future.

5. Guarantor Subsidiaries

  The Indenture for the Notes has been amended to add certain subsidiaries as guarantors ("Guarantor Subsidiaries") of the Notes. The guaranty is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because management believes that they are not material to investors.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                             (Dollars in thousands)

  Following is unaudited condensed consolidating financial information for the
Company:

                                       Balance Sheet as of December 31, 1999
                          -----------------------------------------------------------------
                                       Guarantor   Non-Guarantor Consolidating Consolidated
                             FVOP     Subsidiaries Subsidiaries     Entries        FVOP
                          ----------  ------------ ------------- ------------- ------------
Cash....................  $    6,859    $    445      $  108       $     --     $    7,412
Subscriber receivables..      13,201         476         123             --         13,800
Prepaid expenses and
other assets............      65,490     (11,703)       (538)       (32,659)        20,590
Cable television
systems, at cost, net of
accumulated depreciation
and amortization........   1,846,466      50,276       6,759             --      1,903,501
                          ----------    --------      ------       --------     ----------
 Total assets...........  $1,932,016    $ 39,494      $6,452       $(32,659)    $1,945,303
                          ==========    ========      ======       ========     ==========
Accounts payable........  $   32,105    $  2,607      $  159       $     --     $   34,871
Subscriber advance
 payments and deposits..       8,523        (261)        142             --          8,404
Accrued interest and
other liabilities.......      23,195         189         406             --         23,790
Deferred income taxes...          --      10,045          --             --         10,045
Debt....................     884,695          --          --             --        884,695
Total partners' equity..     983,498      26,914       5,745        (32,659)       983,498
                          ----------    --------      ------       --------     ----------
 Total liabilities and
  partners' equity......  $1,932,016    $ 39,494      $6,452       $(32,659)    $1,945,303
                          ==========    ========      ======       ========     ==========

                                          Old FVOP Statement of Operations
                                    for the Nine Months Ended September 30, 1999
                          -----------------------------------------------------------------
                                       Guarantor   Non-Guarantor Consolidating Consolidated
                             FVOP     Subsidiaries Subsidiaries     Entries        FVOP
                          ----------  ------------ ------------- ------------- ------------
Revenues................  $  211,331    $  8,944      $  757       $     --     $  221,032
Operating expenses......     123,961       5,547         653             --        130,161
Transaction costs.......      16,565         450          62             --         17,077
Depreciation and
amortization............     103,822       4,239         183             --        108,244
                          ----------    --------      ------       --------     ----------
Operating income........     (33,017)     (1,292)       (141)            --        (34,450)
Interest expense, net...     (49,740)     (6,416)         (6)            --        (56,162)
Equity in losses of
affiliate...............      (5,760)     (5,614)         --         11,374             --
Other income............       8,948          13          --             --          8,961
Income tax benefit......          --       2,082          --             --          2,082
                          ----------    --------      ------       --------     ----------
Net loss................  $  (79,569)   $(11,227)     $ (147)      $ 11,374     $  (79,569)
                          ==========    ========      ======       ========     ==========

                                          New FVOP Statement of Operations
                                    for the Three Months Ended December 31, 1999
                          -----------------------------------------------------------------
                                       Guarantor   Non-Guarantor Consolidating Consolidated
                             FVOP     Subsidiaries Subsidiaries     Entries        FVOP
                          ----------  ------------ ------------- ------------- ------------
Revenues................  $   72,062    $  3,080      $  233       $     --     $   75,375
Operating expenses......      35,715       1,450         208             --         37,373
Management fees.........       1,801          78          --             --          1,879
Transaction costs.......         269          --          --             --            269
Depreciation and
amortization............      21,373         648         252             --         22,273
                          ----------    --------      ------       --------     ----------
Operating income........      12,904         904        (227)            --         13,581
Interest expense, net...     (18,622)         --          --             --        (18,622)
Equity in losses of
affiliate...............         406         633          (6)        (1,033)            --
Income tax benefit......          --        (271)         --             --           (271)
                          ----------    --------      ------       --------     ----------
Net (loss) income.......  $   (5,312)   $  1,266      $ (233)      $ (1,033)    $   (5,312)
                          ==========    ========      ======       ========     ==========

  At December 31, 1998, the assets of the guarantor and non-guarantor subsidiaries represented 4.8% and 0.4%, respectively of consolidated assets. For the year ended December 31, 1998, the revenue of the guarantor as non-guarantor subsidiaries represented 3.4% and 0.1%, respectively of consolidated revenue.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)


6. Disclosures about Fair Values of Financial Instruments

  Included in FVOP'S financial instrument portfolio are cash, notes payable to banks, Notes and interest rate swap and collar agreements. The carrying values of the notes payable to banks approximate their fair values at December 31, 1999. The carrying cost of the Notes exceeded their fair values by approximately $2,541 and the fair value exceeded their carrying cost by approximately $10,000 at December 31, 1998 and 1999, respectively. At December 31, 1999, FVOP would have been required to pay approximately $152 in the aggregate to settle its interest rate swap and collar agreements, representing the difference between fair value and carrying cost of these agreements. The fair values of the debt and interest rate swap and collar agreements were based upon quoted market prices of similar instruments or on rates available to FVOP for instruments of the same remaining maturities.

7. Employee Benefit Plans

  Old FVOP participated in an FVP savings plan (401(k)) which provides that eligible full-time employees may contribute from 1% to 15% of their pre-tax compensation subject to certain limitations. Old FVOP matched contributions not exceeding 3% of each participant's pre-tax compensation. During the years ended December 31, 1997 and 1998 and the nine months ended September 30, 1999, no significant matching contributions were made by Old FVOP.

  New FVOP participates in an Adelphia savings plan (401(k)) and an Adelphia stock incentive plan. The 401(k) savings plan provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. New FVOP matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the three months ended December 31, 1999, no significant matching contributions were made by New FVOP. The stock incentive plan rewards full time employees with compensation bonuses based on Adelphia Class A common stock performance. During the three months ended December 31, 1999, no significant costs associated with this plan were allocated to the Company.

8. Taxes on Income

  Certain subsidiaries of FVOP are corporations that file separate federal and state income tax returns. At December 31, 1999, these subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $506 expiring through 2019. The partnership investments of FVOP are tax entities in which the filing of returns and related tax liabilities are the responsibility of the individual owners.

  Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards.

  The tax effects of significant items comprising FVOP's net deferred tax liability as of December 31, 1999 are as follows:

                                                                   December 31,
                                                                       1999
                                                                   ------------
Deferred tax liabilities:
  Differences between book and tax basis of property, plant and
   equipment and intangible assets................................   $10,171
                                                                     -------
Deferred tax assets:
  Operating loss carryforwards....................................       126
                                                                     -------
Net deferred tax liability........................................   $10,045
                                                                     =======

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)


  The income tax benefit for the quarter ended December 31, 1999 is as follows:

                                                                      New FVOP
                                                                    ------------
                                                                    Three Months
                                                                       Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
Federal:
  Current..........................................................    $  --
  Deferred.........................................................    (219)
State:
  Current..........................................................       --
  Deferred.........................................................      (52)
                                                                       -----
                                                                       $(271)
                                                                       =====

  Reconciliations between the statutory federal income tax rate and FVOP's effective income tax rate as a percentage of loss before income taxes are as follows:

                                                                      New FVOP
                                                                    ------------
                                                                    Three Months
                                                                        Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
Statutory federal income tax rate..................................      35%
Operating losses passed through to partners........................    (39%)
State taxes, net of federal benefit................................     (1%)
                                                                       -----
Effective income tax rate..........................................     (5%)
                                                                       =====

10. Commitments and Contingencies

  The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the years ended December 31, 1997 and 1998, the nine months ended September 30, 1999 and the three months ended
December 31, 1999 was $4,065, $5,806, $5,162 and $1,543, respectively.

  The cable television industry and FVOP are subject to extensive regulation at the federal, state and local levels. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, the FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology or, in the alternative, a cost of service showing and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

  The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulated the rates for cable programming services on March 31, 1999. FVOP cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations or litigation.

           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

11. Extraordinary Item

  Old FVOP refinanced its Senior Credit Facility in December 1997. Accordingly, the deferred financing costs related to the initial debt were written off. The effect of this write-off was a $5,046 charge to expense and was recorded as an extraordinary item. Additional costs related to the Amended Credit Facility were recorded as deferred financing costs during 1997.

12. Transactions with Related Parties

  FVOP has an agreement with a subsidiary of Adelphia (the "Managing Affiliate") which provides for the payment of management fees by FVOP of up to 5% of gross revenues. For the three month period ended December 31, 1999, payments in the amount of $1,879 were made to the Managing Affiliate.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders of
FrontierVision Capital Corporation:

  We have audited the accompanying consolidated balance sheet of FrontierVision Capital Corporation as of December 31, 1998 and the related statements of operations, owner's deficit and cash flows for the years ended December 31, 1997 and 1998 and the nine months ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet referred to above. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements present fairly, in all material respects, the financial position of FrontierVision Capital Corporation as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and the nine months ended September 30, 1999 in conformity with generally accepted accounting principles.

KPMG LLP
Denver, Colorado
November 10, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders of
FrontierVision Capital Corporation:

  We have audited the accompanying consolidated balance sheet of FrontierVision Capital Corporation as of December 31, 1999 and the related statements of operations, owner's deficit and cash flows for the three months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet referred to above. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements present fairly, in all material respects, the financial position of FrontierVision Capital Corporation as of December 31, 1999 and the results of its operations and its cash flows for the three months ended December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania

March 29, 2000

                       FRONTIERVISION CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                        Old FVOP     New FVOP
                                                      ------------ ------------
                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
ASSETS:
Cash.................................................    $  --        $  --
                                                         -----        -----
  Total assets.......................................    $  --        $  --
                                                         =====        =====

LIABILITIES AND OWNER'S DEFICIT:
Payable to FVOP......................................    $ 100        $ 100
Owner's deficit:
  Common stock, par value $.01; 1,000 shares
   authorized; 100 shares issued and outstanding.....        1            1
  Additional paid-in capital.........................       99           99
  Retained deficit...................................     (200)        (200)
                                                         -----        -----
    Total owner's deficit............................     (100)        (100)
                                                         -----        -----
    Total liabilities and owner's deficit............    $  --        $  --
                                                         =====        =====




                       See note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                         Old FVOP                   New FVOP
                          --------------------------------------- ------------
                          For the Year For the Year  Nine Months  Three Months
                             Ended        Ended         Ended        Ended
                          December 31, December 31, September 30, December 31,
                              1997         1998         1999          1999
                          ------------ ------------ ------------- ------------
Revenue..................     $ --        $  --          $--          $--
General and
 administrative
 expenses................       45          143           --           --
                              ----        -----          ---          ---
Net loss.................     $(45)       $(143)         $--          $--
                              ====        =====          ===          ===





                       See note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION

                         STATEMENTS OF OWNER'S DEFICIT

                                  Common   Additional    Retained Total Owner's
                                  Stock  Paid-In Capital Deficit     Deficit
                                  ------ --------------- -------- -------------
Old FVOP:
Balance, December 31, 1996.......   $1         $99        $ (12)      $  88
  Net loss.......................   --          --          (45)        (45)
                                   ---         ---        -----       -----
Balance, December 31, 1997.......   $1         $99        $ (57)      $  43
  Net loss.......................   --          --         (143)       (143)
                                   ---         ---        -----       -----
Balance, December 31, 1998.......   $1         $99        $(200)      $(100)
  Net loss.......................   --          --           --          --
                                   ---         ---        -----       -----
Balance, September 30, 1999......   $1         $99        $(200)      $(100)
                                   ===         ===        =====       =====

-------------------------------------------------------------------------------

New FVOP:
Balance, October 1, 1999.........   $1         $99        $(200)      $(100)
  Net loss.......................   --          --           --          --
                                   ---         ---        -----       -----
Balance, December 31, 1999.......   $1         $99        $(200)      $(100)
                                   ===         ===        =====       =====




                       See note to financial statements.

                       FRONTIERVISION CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                          Old FVOP                   New FVOP
                           --------------------------------------- ------------
                           For the Year For the Year  Nine Months  Three Months
                              Ended        Ended         Ended        Ended
                           December 31, December 31, September 30, December 31,
                               1997         1998         1999          1999
                           ------------ ------------ ------------- ------------
Cash flows from operating
 activities:
  Net loss...............      $(45)       $(143)         $--          $--
                               ----        -----          ---          ---
  Net cash flows used in
   operating activities..       (45)        (143)          --           --
                               ----        -----          ---          ---
Net decrease in cash and
 cash equivalents........       (45)        (143)          --           --
Cash and cash
 equivalents, beginning
 of period...............       188          143           --           --
                               ----        -----          ---          ---
Cash and cash
 equivalents, end of
 period..................      $143        $  --          $--          $--
                               ====        =====          ===          ===





                       See note to financial statements.

                      FRONTIERVISION CAPITAL CORPORATION

                         NOTE TO FINANCIAL STATEMENTS

  FrontierVision Capital Corporation, a Delaware corporation, is a wholly owned subsidiary of FrontierVision Operating Partners, L.P. ("FVOP"), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200.0 million aggregate principal amount of the 11% Senior Subordinated Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective February 10, 2000, FVOP dismissed its independent public accountants, KPMG LLP and subsequently engaged Deloitte & Touche LLP as FVOP's principal independent public accountants. FVOP had no disagreements with KPMG through the date of dismissal, nor did any of KPMG's reports on the financial statements of FVOP contain an adverse opinion or disclaimer of opinion, nor was any report modified as to uncertainty, audit scope, or accounting principle. The change in accountants is fully disclosed in FVOP's Form 8-K filed with the SEC on February 11, 2000.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Executive Officers of the Registrant

  The directors and executive officers of ACC Operations, Inc., the Adelphia subsidiary which indirectly wholly owns FVOP, Holdings and FVP, the managing general partner of Holdings, are:

          Name           Age                                 Position
          ----           ---                                 --------
John J. Rigas...........  75 Chairman and Director of ACC Operations, Inc.
Michael J. Rigas........  46 Executive Vice President and Director of ACC Operations, Inc.
Timothy J. Rigas........  43 Executive Vice President, Treasurer and Director of ACC Operations, Inc.
James P. Rigas..........  42 Executive Vice President and Director of ACC Operations, Inc.

  John J. Rigas is Chairman and Director of ACC Operations, Inc. and is the founder, Chairman, Chief Executive Officer and President of Adelphia. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the board of directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

  John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James
P. Rigas, each of whom currently serves as a director and executive officer of ACC Operations, Inc.

  Michael J. Rigas is an Executive Vice President and Director of ACC Operations, Inc., Executive Vice President, Operations of Adelphia and a Vice President of Adelphia's other subsidiaries. He has been with Adelphia since 1981. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his J.D. degree from Harvard Law School in 1979.

  Timothy J. Rigas is an Executive Vice President and Treasurer and Director of ACC Operations, Inc., Executive Vice President, Chief Financial Officer and Treasurer of Adelphia, and a Vice President of Adelphia's other subsidiaries. He has been with Adelphia since 1979. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

  James P. Rigas is an Executive Vice President and Director of ACC Operations, Inc., Executive Vice President, Strategic Planning of Adelphia and a Vice President of Adelphia's other subsidiaries. He has been with Adelphia since 1986. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a J.D. degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

ITEM 11. EXECUTIVE COMPENSATION

  Neither ACC Operations, Inc., FVOP, Holdings, nor FVP has employment contracts in effect with the executive officers of FVOP or those named in Item 10 of this Form 10-K, including any compensatory plans or arrangements resulting from the resignation, retirement or other termination of such executive officers. Each of the executive officers named in Item 10 is an executive officer of Adelphia. As executive officers of Adelphia, such individuals are parties to employment contracts with Adelphia and are compensated by Adelphia in accordance with the decisions and policies of the Board of Directors of Adelphia and the Compensation Committee of the Board of Directors of Adelphia. Pursuant to the Partnership Agreement, the Company pays Adelphia a management fee representing an allocation of the corporate overhead of Adelphia, which includes a portion for executive salaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The sole general partner (owning 99.9% of the partnership interests therein) of FrontierVision Operating Partners, L.P. is Holdings. Holdings' sole general partner (owning 99.9% of the partnership interests therein) is FVP. Holdings' sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Holdings, LLC, which is a wholly owned subsidiary of FVP. FVP's sole general partner (owning 1% of the partnership interests therein) is Adelphia GP Holdings, LLC. FVP's sole limited partner (owning 99% of the partnership interests therein) is ACC Operations, Inc., which is wholly-owned by Adelphia Communications Corporation. The executive officers of Adelphia named in Item 10 of this Form 10-K and their affiliates hold various ownership interests in Adelphia, as set forth on a Schedule 13D, as amended, filed by them with respect to Adelphia under the Securities Exchange Act of 1934, as amended, and as set forth in filings by Adelphia under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The sole general partner (owning 99.9% of the partnership interests therein) of FrontierVision Operating Partners, L.P. is Holdings. Holdings' sole general partner (owning 99.9% of the partnership interests therein) is FVP. Holdings' sole limited partner (owning 0.1% of the partnership interests therein) is FrontierVision Holdings, LLC, which is a wholly owned subsidiary of FVP.

  Prior to October 1, 1999 Acquisition by Adelphia. FVP's sole general partner (owning 1% of the partnership interests therein) was FVP GP. FVP's limited partners (owning 99% of the partnership interests therein) consisted of J.P. Morgan Investment Corporation, an affiliate of J.P. Morgan Securities Inc., First Union Capital Partners, Inc., and various institutional investors and accredited investors. FVP GP's sole general partner (owning 1% of the partnership interests therein) was FrontierVision Inc., which was owned by James C. Vaughn and John S. Koo.

  As of December 31, 1998, J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. had committed approximately $44.9 million and $30.0 million, respectively, to FVP, all of which has been contributed to FVP. As of December 31, 1998, FrontierVision Inc. had committed and contributed approximately $19,935 to FVP, representing contributions of approximately $13,290 and $6,645 by James C. Vaughn and John S. Koo, respectively, who were directors of FrontierVision Inc. Such capital commitments were contributed as equity to FVOP in connection with the closing of acquisitions by FVOP, for escrow deposits for acquisitions by FVOP under contract and for FVOP working capital requirements.

  J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. were "Special Class A Limited Partners" of FVP. Upon the termination of FVP and in connection with distributions to its partners in respect of their partnership interests, J.P. Morgan Investment Corporation, First Union Capital Partners, Inc. and FVP GP were entitled to receive "carried interest" distributions or were allocated a portion of 15% of any remaining capital to be distributed by FVP after certain other distributions were made. J.P. Morgan Securities Inc. acted as placement agent for the initial offering of limited partnership interests of FVP (other than with respect to the investment made by J.P. Morgan Investment Corporation) and the placement of debt securities of FVP and in connection with those activities received customary fees and reimbursement of expenses.

  J.P. Morgan Securities Inc., The Chase Manhattan Bank, an affiliate of Chase Securities Inc. and CIBC Inc., an affiliate of CIBC Wood Gundy Security Corporation, were agents and lenders under the amended bank credit facility and have received customary fees for acting in such capacities. In addition, J.P. Morgan Securities Inc. and Chase Securities Inc. received:

  (1) compensation in the aggregate of approximately $6.0 million in connection with the issuance of the Senior Subordinated Notes;

  (2) received compensation in the aggregate of approximately $5.3 million in connection with the issuance of the Senior Discount Notes, Series A of Holdings;

  (3) received compensation in the aggregate of approximately $1.5 million in connection with the issuance of the Senior Discount Notes, Series B of Holdings.

  To the knowledge of the Company, during the nine months ended September 30, 1999, there were no other arrangements between FVOP, J.P. Morgan Securities Inc. and Chase Securities Inc. and their affiliates and Holdings or any of its affiliates in which J.P. Morgan Securities Inc. and Chase Securities Inc. or their affiliates received any additional compensation from FVOP or any of its affiliates.

  After the October 1, 1999 Acquisition by Adelphia. FVOP has an agreement with a subsidiary of Adelphia (the "Managing Affiliate") which provides for the payment of management fees by FVOP of up to 5% of gross revenues. For the three month period ended December 31, 1999, payments in the amount of $1,879 were made to the Managing Affiliate.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits

     2.1  Purchase Agreement dated as of February 22, 1999 among FrontierVision
          Partners, L.P., FVP GP, L.P., the General Partner and Certain Direct and Indirect Limited Partners of FrontierVision Partners, L.P. and
          Adelphia Communications Corporation. (6)

     3.1  Amended and Restated Agreement of Limited Partnership of
          FrontierVision Operating Partners, L.P. (1)

     3.2  Certificate of Limited Partnership of FrontierVision Operating
          Partners, L.P. (2)

     3.3  Amended and Restated Agreement of Limited Partnership of
          FrontierVision Partners, L.P. (9)

     3.9  Certificate of Incorporation of FrontierVision Capital Corporation.
          (2)

     3.10 Bylaws of FrontierVision Capital Corporation. (2)

     3.16 Agreement of Limited Partnership of FrontierVision Holdings, L.P. (1)

     3.17 Certificate of Limited Partnership of FrontierVision Holdings, L.P.
          (1)

     3.18 Certificate of Incorporation of FrontierVision Holdings Capital
          Corporation. (1)

     3.19 Bylaws of FrontierVision Holdings Capital Corporation. (1)

     3.20 Certificate of Incorporation of FrontierVision Holdings Capital II
          Corporation. (7)

     3.21 Bylaws of FrontierVision Holdings Capital II Corporation. (7)

     4.1  Indenture dated as of October 7, 1996, among FrontierVision Operating
          Partners, L.P., FrontierVision Capital Corporation and Colorado
          National Bank, as Trustee. (3)

     4.2  Indenture dated as of September 19, 1997, among FrontierVision
          Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S.
          Bank National Association d/b/a Colorado National Bank, as Trustee.
          (1)

     4.3 Purchase Agreement, dated as of September 16, 1997, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital
          Corporation, and J.P. Morgan Securities Inc., Chase Securities Inc.,
          CIBC Wood Gundy Corp. and First Union Capital Markets Corp., as
          Initial Purchasers. (1)

     4.4 Registration Rights Agreement, dated as of September 19, 1997, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital
          Corporation, and J.P. Morgan Securities Inc., Chase Securities Inc.,
          CIBC Wood Gundy Corp. and First Union Capital Markets Corp., as
          Initial Purchasers. (1)

     4.5  Indenture dated as of December 9, 1998, among FrontierVision
          Holdings, L.P., FrontierVision Holdings Capital II Corporation and
          U.S. Bank National Association, as Trustee. (7)

     4.6 Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II
          Corporation and J.P. Morgan Securities, Inc. and Chase Securities
          Inc., as Initial Purchasers. (7)

     4.7 Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings, L.P., FrontierVision Holdings Capital
          II Corporation and J.P. Morgan Securities Inc., and Chase Securities,
          Inc., as Initial Purchasers. (7)

    10.1  Amended Bank Credit Facility. (2)

    10.2  Employment Agreement of James C. Vaughn. (2)

    10.3  Asset Purchase Agreement dated July 20, 1995 between United Video
          Cablevision, Inc. and FrontierVision Operating Partners, L.P. (2)

    10.4  Asset Acquisition Agreement (July 27, 1995 Auction Sale) dated as of
          July 27, 1995 among Stephen S. Gray in his capacity as Receiver of
          Longfellow Cable Company, Inc., Carrabassett Electronics and
          Carrabassett Cable Company, Inc. and FrontierVision Operating
          Partners, L.P. (2)

    10.5  Asset Purchase Agreement dated October 27, 1995 among C4 Media Cable
          Southeast, Limited Partnership, County Cable Company, L.P. and
          FrontierVision Operating Partners, L.P. (2)

    10.6  Asset Purchase Agreement dated November 17, 1995 among Cox
          Communications Ohio, Inc., Times Mirror Cable Television of Defiance,
          Inc., Chillicothe Cablevision, Inc., Cox Communications Eastern
          Kentucky, Inc. and FrontierVision Operating Partners, L.P. (2)

    10.7  Asset Purchase Agreement dated February 27, 1996 between Americable
          International Maine, Inc. and FrontierVision Operating Partners, L.P.
          (2)

    10.8  Asset Purchase Agreement dated May 16, 1996 among Triax Southeast
          Associates, L.P., Triax Southeast General Partner, L.P. and
          FrontierVision Operating Partners, L.P. (2)

    10.9  Asset Purchase and Sale Agreement dated June 21, 1996 between HPI
          Acquisition Co. LLC (assignee of Helicon Partners I, LP) and
          FrontierVision Operating Partners, L.P. (2)

    10.10 Asset Purchase Agreement dated July 15, 1996 between American Cable
          Entertainment of Kentucky-Indiana, Inc. and FrontierVision Operating
          Partners, L.P. (2)

    10.11 Asset Purchase Agreement dated as of July 30, 1996 between Shenandoah
          Cable Television Company and FrontierVision Operating Partners, L.P.
          (2)

    10.12 Purchase Agreement dated as of August 6, 1996 between Penn/Ohio
          Cablevision, L.P. and FrontierVision Operating Partners, L.P. (2)

    10.13 Asset Purchase Agreement dated July 19, 1996 between Phoenix
          Grassroots Cable Systems, L.L.C. and FrontierVision Operating
          Partners, L.P. (2)

    10.14 Amendment No. 1 to Amended Bank Credit Facility. (2)

    10.15 Consent and Amendment No. 2 to Amended Bank Credit Facility. (3)

    10.16 Asset Purchase Agreement dated May 8, 1997 between A-R Cable
          Services--ME, Inc. and FrontierVision Operating Partners, L.P. (1)

    10.17 Asset Purchase Agreement dated as of May 12, 1997 between TCI
          Cablevision of Vermont, Inc., Westmarc Development Joint Venture and
          FrontierVision Operating Partners, L.P. (1)

    10.18 Amended Credit Facility. (4)

    10.19 Asset Purchase Agreement dated as of October 15, 1997 between Coxcom,
          Inc. And FrontierVision Operating Partners, L.P. (1)

    10.20 Asset Purchase Agreement dated as of June 24, 1998 between State
          Cable TV Corporation, Better Cable TV Company and FrontierVision
          Operating Partners, L.P. (5)

    10.21 Amendment No. 2 to the Amended Credit Facility of FrontierVision
          Operating Partners, L.P., dated as of July 15, 1999. (9)

    16.1  Report of change in accountants. (8)

    21.1 Subsidiaries of the Registrant. (9)

    27.1 Financial Data Schedule as of and for the period ended December 31, 1999 (supplied for the information of the Commission). (10)

--------
(1) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Registration Statement on Form S-4, Registration No. 333-36519.

(2) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Registration Statement on Form S-1, Registration No. 333-9535.

(3) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended
     September 30, 1996.

(4) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1997.

(5) Incorporated by reference to the exhibit to FrontierVision Holdings, L.P.'s Current Report on Form 8-K filed November 6, 1998, File No. 333-36519.

(6) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1998.

(7) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.

(8) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s Current Report on Form 8-K filed February 11, 2000, File No. 333-36519.

(9) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s Form 10-K for the year ended December 31, 1999, File No. 333-36519.

(10)  Filed herewith.

  The Registrants will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrants not in excess of 10% of the Registrants' total assets on a consolidated basis.

(b) The Registrants filed an Form 8-K on October 15, 1999 which reported information under Item 1 thereof. No financial statements were filed with such Form 8-K report.

(c) The Registrants hereby file as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Registrants hereby file as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in
     Item 14(a)(2) hereof.

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

                                   SCHEDULE I

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                               Balance at Charged to
                               Beginning  Costs and  Deductions/  Balance at
                               of Period   Expenses  Write-offs  End of Period
                               ---------- ---------- ----------- -------------
Allowance for uncollectible
 trade receivables:
  Old FVOP
  Year ended December 31,
   1997.......................    $767      $1,761     $(1,888)      $640
  Year ended December 31,
   1998.......................    $640      $3,076     $(3,050)      $666
  Nine Months Ended September
   30, 1999...................    $666      $4,254     $(4,307)      $613

------------------------------------------------------------------------------

  New FVOP
  Three Months Ended December
   31, 1999...................    $613      $1,707     $(1,469)      $851

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                             FRONTIERVISION OPERATING PARTNERS, L.P.

                             By: FrontierVision Holdings, L.P., its general partner
                             By: FrontierVision Partners, L.P., its general partner
                             By: Adelphia GP Holdings, L.L.C., its general
                             partner
                             By: ACC Operations, Inc., its sole member
Date: March 30, 2000              /s/ Timothy J. Rigas
                             By:  _____________________________________________
                                    Timothy J. Rigas
                                    Executive Vice President, Chief Financial
                                    Officer,
                                    Chief Accounting Officer, and Treasurer

                             FRONTIERVISION CAPITAL CORP.

Date: March 30, 2000              /s/ Timothy J. Rigas
                             By:  _____________________________________________
                                    Timothy J. Rigas
                                    Executive Vice President, Chief Financial
                                    Officer,
                                    Chief Accounting Officer, and Treasurer

Date: March 30, 2000              /s/ John J. Rigas
                             By:  _____________________________________________
                                    John J. Rigas
                                    Director ACC Operations, Inc.,
                                    FrontierVision Operating Parnters, L.P.,
                                    FrontierVision Capital Corporation

Date: March 30, 2000              /s/ Michael J. Rigas
                             By:  _____________________________________________
                                    Michael J. Rigas
                                    Director ACC Operations, Inc.,
                                    FrontierVision Operating Parnters, L.P.,
                                    FrontierVision Capital Corporation

Date: March 30, 2000              /s/ Timothy J. Rigas
                             By:  _____________________________________________
                                    Timothy J. Rigas
                                    Director ACC Operations, Inc.,
                                    FrontierVision Operating Parnters, L.P.,
                                    FrontierVision Capital Corporation

Date: March 30, 2000              /s/ James P. Rigas
                             By:  _____________________________________________
                                    James P. Rigas
                                    Director ACC Operations, Inc.,
                                    FrontierVision Operating Parnters, L.P.,
                                    FrontierVision Capital Corporation

                                 EXHIBIT INDEX

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits

     2.1  Purchase Agreement dated as of February 22, 1999 among FrontierVision
          Partners, L.P., FVP GP, L.P., the General Partner and Certain Direct and Indirect Limited Partners of FrontierVision Partners, L.P. and
          Adelphia Communications Corporation. (6)

     3.1  Amended and Restated Agreement of Limited Partnership of
          FrontierVision Operating Partners, L.P. (1)

     3.2  Certificate of Limited Partnership of FrontierVision Operating
          Partners, L.P. (2)

     3.3  Amended and Restated Agreement of Limited Partnership of
          FrontierVision Partners, L.P. (9)

     3.9  Certificate of Incorporation of FrontierVision Capital Corporation.
          (2)

     3.10 Bylaws of FrontierVision Capital Corporation. (2)

     3.16 Agreement of Limited Partnership of FrontierVision Holdings, L.P. (1)

     3.17 Certificate of Limited Partnership of FrontierVision Holdings, L.P.
          (1)

     3.18 Certificate of Incorporation of FrontierVision Holdings Capital
          Corporation. (1)

     3.19 Bylaws of FrontierVision Holdings Capital Corporation. (1)

     3.20 Certificate of Incorporation of FrontierVision Holdings Capital II
          Corporation. (7)

     3.21 Bylaws of FrontierVision Holdings Capital II Corporation. (7)

     4.1  Indenture dated as of October 7, 1996, among FrontierVision Operating
          Partners, L.P., FrontierVision Capital Corporation and Colorado
          National Bank, as Trustee. (3)

     4.2  Indenture dated as of September 19, 1997, among FrontierVision
          Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S.
          Bank National Association d/b/a Colorado National Bank, as Trustee.
          (1)

     4.3 Purchase Agreement, dated as of September 16, 1997, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital
          Corporation, and J.P. Morgan Securities Inc., Chase Securities Inc.,
          CIBC Wood Gundy Corp. and First Union Capital Markets Corp., as
          Initial Purchasers. (1)

     4.4 Registration Rights Agreement, dated as of September 19, 1997, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital
          Corporation, and J.P. Morgan Securities Inc., Chase Securities Inc.,
          CIBC Wood Gundy Corp. and First Union Capital Markets Corp., as
          Initial Purchasers. (1)

     4.5  Indenture dated as of December 9, 1998, among FrontierVision
          Holdings, L.P., FrontierVision Holdings Capital II Corporation and
          U.S. Bank National Association, as Trustee. (7)

     4.6 Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II
          Corporation and J.P. Morgan Securities, Inc. and Chase Securities
          Inc., as Initial Purchasers. (7)

     4.7 Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings, L.P., FrontierVision Holdings Capital
          II Corporation and J.P. Morgan Securities Inc., and Chase Securities,
          Inc., as Initial Purchasers. (7)

    10.1  Amended Bank Credit Facility. (2)

    10.2  Employment Agreement of James C. Vaughn. (2)

    10.3  Asset Purchase Agreement dated July 20, 1995 between United Video
          Cablevision, Inc. and FrontierVision Operating Partners, L.P. (2)

    10.4  Asset Acquisition Agreement (July 27, 1995 Auction Sale) dated as of
          July 27, 1995 among Stephen S. Gray in his capacity as Receiver of
          Longfellow Cable Company, Inc., Carrabassett Electronics and
          Carrabassett Cable Company, Inc. and FrontierVision Operating
          Partners, L.P. (2)

    10.5  Asset Purchase Agreement dated October 27, 1995 among C4 Media Cable
          Southeast, Limited Partnership, County Cable Company, L.P. and
          FrontierVision Operating Partners, L.P. (2)

    10.6  Asset Purchase Agreement dated November 17, 1995 among Cox
          Communications Ohio, Inc., Times Mirror Cable Television of Defiance,
          Inc., Chillicothe Cablevision, Inc., Cox Communications Eastern
          Kentucky, Inc. and FrontierVision Operating Partners, L.P. (2)

    10.7  Asset Purchase Agreement dated February 27, 1996 between Americable
          International Maine, Inc. and FrontierVision Operating Partners, L.P.
          (2)

    10.8  Asset Purchase Agreement dated May 16, 1996 among Triax Southeast
          Associates, L.P., Triax Southeast General Partner, L.P. and
          FrontierVision Operating Partners, L.P. (2)

    10.9  Asset Purchase and Sale Agreement dated June 21, 1996 between HPI
          Acquisition Co. LLC (assignee of Helicon Partners I, LP) and
          FrontierVision Operating Partners, L.P. (2)

    10.10 Asset Purchase Agreement dated July 15, 1996 between American Cable
          Entertainment of Kentucky-Indiana, Inc. and FrontierVision Operating
          Partners, L.P. (2)

    10.11 Asset Purchase Agreement dated as of July 30, 1996 between Shenandoah
          Cable Television Company and FrontierVision Operating Partners, L.P.
          (2)

    10.12 Purchase Agreement dated as of August 6, 1996 between Penn/Ohio
          Cablevision, L.P. and FrontierVision Operating Partners, L.P. (2)

    10.13 Asset Purchase Agreement dated July 19, 1996 between Phoenix
          Grassroots Cable Systems, L.L.C. and FrontierVision Operating
          Partners, L.P. (2)

    10.14 Amendment No. 1 to Amended Bank Credit Facility. (2)

    10.15 Consent and Amendment No. 2 to Amended Bank Credit Facility. (3)

    10.16 Asset Purchase Agreement dated May 8, 1997 between A-R Cable
          Services--ME, Inc. and FrontierVision Operating Partners, L.P. (1)

    10.17 Asset Purchase Agreement dated as of May 12, 1997 between TCI
          Cablevision of Vermont, Inc., Westmarc Development Joint Venture and
          FrontierVision Operating Partners, L.P. (1)

    10.18 Amended Credit Facility. (4)

    10.19 Asset Purchase Agreement dated as of October 15, 1997 between Coxcom,
          Inc. And FrontierVision Operating Partners, L.P. (1)

    10.20 Asset Purchase Agreement dated as of June 24, 1998 between State
          Cable TV Corporation, Better Cable TV Company and FrontierVision
          Operating Partners, L.P. (5)

    10.21 Amendment No. 2 to the Amended Credit Facility of FrontierVision
          Operating Partners, L.P., dated as of July 15, 1999. (9)

    16.1  Report of change in accountants. (8)

    21.1 Subsidiaries of the Registrant. (9)

    27.1 Financial Data Schedule as of and for the period ended December 31, 1999 (supplied for the information of the Commission). (10)

--------
(1) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Registration Statement on Form S-4, Registration No. 333-36519.

(2) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Registration Statement on Form S-1, Registration No. 333-9535.

(3) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended
     September 30, 1996.

(4) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1997.

(5) Incorporated by reference to the exhibit to FrontierVision Holdings, L.P.'s Current Report on Form 8-K filed November 6, 1998, File No. 333-36519.

(6) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1998.

(7) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.

(8) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s Current Report on Form 8-K filed February 11, 2000, File No. 333-36519.

(9) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s Form 10-K for the year ended December 31, 1999, File No. 333-36519.

(10)  Filed herewith.

  The Registrants will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrants not in excess of 10% of the Registrants' total assets on a consolidated basis.

(b) The Registrants filed an Form 8-K on October 15, 1999 which reported information under Item 1 thereof. No financial statements were filed with such Form 8-K report.

(c) The Registrants hereby file as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Registrants hereby file as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in
     Item 14(a)(2) hereof.