Form 10-Q
period 2000-03-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 2000-05-15
CIK 1019504, 1020291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

              Yes [x]                              No [ ]

Number of shares of common stock of FrontierVision Capital Corporation and outstanding as of May 15, 2000: 100.

*FrontierVision Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.


                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION

                                      INDEX

PART I   - FINANCIAL INFORMATION                                                                               PAGE

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 2000............................1

         Condensed Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 2000............2

         Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 2000............3

         Notes to Condensed Consolidated Financial Statements....................................................4

         Balance Sheets of FrontierVision Capital Corporation - December 31, 1999 and March 31, 2000.............7

         Note to Balance Sheets .................................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................15

Item 2.  Changes in Securities and Use of Proceeds..............................................................15

Item 3.  Defaults Upon Senior Securities........................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders....................................................15

Item 5.  Other Information......................................................................................15

Item 6.  Exhibits and Reports on Form 8-K.......................................................................15

SIGNATURES    ..................................................................................................16



                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                                               December 31,          March 31,
                                                                                   1999                 2000
                                                                            ------------------  -------------------
  ASSETS:

  Cable systems, at cost, net of accumulated depreciation and amortization:
      Property, plant and equipment                                         $        407,554    $         416,423
      Intangible assets                                                            1,495,947            1,483,859
                                                                            ------------------  -------------------
         Total                                                                     1,903,501            1,900,282

  Cash and cash equivalents                                                            7,412                6,703
  Subscriber receivables - net                                                        13,800               12,391
  Prepaid expenses and other assets - net                                             20,590               20,559
                                                                            ------------------  -------------------
         Total assets                                                       $      1,945,303    $       1,939,935
                                                                            ==================  ===================

  LIABILITIES AND PARTNERS' EQUITY:

  Bank and public debt                                                      $        874,522    $         868,545
  Other debt                                                                          10,173               10,094
  Accounts payable                                                                    34,871               33,570
  Subscriber advance payments and deposits                                             8,404                9,212
  Accrued interest and other liabilities                                              23,790               26,840
  Deferred income taxes                                                               10,045               10,406
                                                                            ------------------  -------------------
         Total liabilities                                                           961,805              958,667

  Commitments and contingencies (Note 6)


  Partners' equity:
      FrontierVision Holdings, L.P.                                                  982,514              980,287
      FrontierVision Operating Partners, L.L.C.                                          984                  981
                                                                            ------------------  -------------------
         Total partners' equity                                                      983,498              981,268
                                                                            ------------------  -------------------
         Total liabilities and partners' equity                             $      1,945,303    $       1,939,935
                                                                            ==================  ===================















                                       See notes to condensed consolidated financial statements.



            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                                             Old FVOP               New FVOP
                                                                       -------------------   --------------------
                                                                           Three Months           Three Months
                                                                              Ended                  Ended
                                                                            March 31,              March 31,
                                                                               1999                   2000
                                                                       -------------------   --------------------


Revenues                                                               $          72,417     $           74,837
                                                                       -------------------   --------------------
Operating Expenses:
    Direct operating and programming                                              26,928                 26,314
    Selling, general and administrative                                           12,705                 12,182
    Depreciation and amortization                                                 30,886                 21,962
                                                                       -------------------   --------------------
        Total                                                                     70,519                 60,458
                                                                       -------------------   --------------------

Operating income                                                                   1,898                 14,379

Other (expense) income:
     Interest expense - net                                                      (18,251)               (19,530)
     Other                                                                         1,638                    --
                                                                       -------------------   --------------------
         Total                                                                   (16,613)               (19,530)

Loss before income taxes                                                         (14,715)                (5,151)

Income tax benefit (expense)                                                         695                   (361)
                                                                       -------------------   --------------------

Net loss                                                               $         (14,020)    $           (5,512)
                                                                       ===================   ====================






















                                       See notes to condensed consolidated financial statements.



            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                  Old FVOP                  New FVOP
                                                                           ---------------------    -----------------------
                                                                                    Three                    Three
                                                                                Months Ended              Months Ended
                                                                                  March 31,                March 31,
                                                                                    1999                      2000
                                                                           ---------------------    -----------------------

Cash flows from operating activities:
      Net loss                                                              $           (14,020)     $              (5,512)
      Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                                                 30,886                     21,962
          (Decrease) increase in deferred taxes                                           (695)                       361
          Gain on disposal of assets                                                    (1,869)                        --
          Non cash interest expense                                                         --                       (459)
          Changes in operating assets and liabilities, net of
             effects of acquisitions:
              Subscriber receivables                                                       577                      1,605
              Prepaid  expenses and other assets                                          (355)                     3,153
              Accounts payable and accrued interest and other liabilities                2,474                        652
              Subscriber advance payments and deposits                                     168                        802
                                                                           ---------------------    -----------------------
Net cash provided by operating activities                                               17,166                     22,564
                                                                           ---------------------    -----------------------

Cash flows used for investing activities:

      Capital expenditures                                                             (18,407)                   (17,441)
      Acquisitions                                                                        (259)                    (3,128)
      Proceeds from disposal of assets                                                   6,698                         --
                                                                           ---------------------    -----------------------
Net cash used for investing activities                                                 (11,968)                   (20,569)
                                                                           ---------------------    -----------------------

Cash flows provided by (used for) financing activities:

      Proceeds from debt                                                                 3,138                         --
      Repayments of debt                                                                (1,936)                    (5,986)
      Costs associated with financing                                                      (66)                        --
      Partner capital contributions                                                         --                      3,282
                                                                           ---------------------    -----------------------
Net cash provided by (used for) financing activities                                     1,136                     (2,704)
                                                                           ---------------------    -----------------------

Increase (decrease) in cash and cash equivalents                                         6,334                       (709)

Cash and cash equivalents, beginning of period                                           4,890                      7,412
                                                                           ---------------------    -----------------------

Cash and cash equivalents, end of period                                   $            11,224      $               6,703
                                                                           =====================    =======================








                                       See notes to condensed consolidated financial statements.


            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.    The Partnership and Basis of Presentation:

Organization and Capitalization

      FrontierVision Operating Partners, L.P. ("FVOP"), wholly-owned by FrontierVision Holdings, L.P., a Delaware limited partnership ("Holdings"), is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. FrontierVision Partners, L.P. ("FVP") contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the 11 7/8% Senior Discount Notes due 2007 on September 19, 1997 and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. Capital, a Delaware corporation, is a wholly-owned subsidiary of FVOP, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200,000 aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations. As used herein, the "Company" collectively refers to FVOP and its consolidated subsidiaries.

      On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $543,000 (subject to post closing adjustments) in cash, 7.0 million shares of Adelphia Class A common stock and the assumption of certain liabilities. Subsequent to the definitive sale agreement that was entered into February 22, 1999, Adelphia assumed the liability for payment to the Company's programming vendors. The Company continued to accrue programming costs at their existing contractual rates.

      The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the preliminary allocation of Adelphia's purchase price to acquire FVP has been reflected in New FVOP's consolidated financial statements as of October 1, 1999. A final allocation of Adelphia's purchase price to acquire FVP is pending the completion of third-party valuations.

      Selected financial and other data and consolidated financial statements for periods prior to October 1, 1999 are referred to herein as "Old FVOP", whereas; periods subsequent to October 1, 1999 are referred to herein as "New FVOP".

Reference to Annual Report

      The accompanying interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with FVOP's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-9535) (the "FVOP 10-K") for additional disclosures, including a summary of the Company's accounting policies.

      In management's opinion, all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of FVOP at March 31, 2000 and the results of operations for the three month periods ended March 31, 1999 and 2000 have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Reclassifications

      Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.    Acquisitions and Dispositions:

Acquisitions

      The Company has completed several acquisitions since its inception through March 31, 2000. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Amounts allocated to property, plant and equipment and to intangible assets are respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods.

      On February 22, 2000, FVOP completed the acquisition of two Internet Service Providers ("ISP's") in its New England cluster, Main Internetworks, Inc. and Landmark Net Access, Inc. These ISP's, serving approximately 19,000 customers, were purchased for cash totaling approximately $3,100.

Dispositions

      On January 7, 1999, the Company sold certain cable television system assets serving approximately 4,400 basic subscribers to Helicon Partners I, L.P. for an aggregate sales price of approximately $5,200.

3.    Debt:

      The Company's debt was comprised of the following:


                                                                                   December 31,         March 31,
                                                                                       1999               2000
                                                                                  --------------     --------------
       Bank and Public Debt:
         Bank Credit Facility
           Revolving Credit Facility, interest based on various floating rate options (8.33% and 8.26% average at December 31, 1999 and March 31,
           2000, respectively), payable monthly                                    $    175,000       $    175,000
           Term loans, interest based on various floating LIBOR rate options
           (8.52% and 8.45% weighted average at December 31, 1999 and
           March 31, 2000, respectively), payable monthly                               486,981            481,463
         11% Senior Subordinated Notes due 2006                                         212,541            212,082
                                                                                  --------------     --------------
                 Total                                                             $    874,522       $    868,545
                                                                                  ==============     ==============
       Other Debt:
         Capital leases                                                            $     10,173       $     10,094
                                                                                  ==============     ==============

4.    Supplemental Financial Information:

      Cash payments for interest were $12,894 and $14,364 for the three months ended March 31, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $9,798 and $19,688 at December 31, 1999 and March 31, 2000, respectively. Accumulated amortization of intangible assets amounted to $11,634 and $23,151 at December 31, 1999 and March 31, 2000, respectively. Interest expense - net includes interest income of $103 and $0 for the three months ended March 31, 1999 and 2000, respectively.

5.    Income Taxes:

      Income tax benefit (expense) for the three months ended March 31, 1999 and 2000 was substantially comprised of deferred taxes.

6.    Commitments and Contingencies:

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

7.     Recent Accounting Pronouncements:

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

      At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to certain issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination". As a result of this consensus, the Company will be required to treat cable system swaps with third parties as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FRONTIERVISION CAPITAL CORPORATION
                           BALANCE SHEETS (Unaudited)

                                                                                     December 31,         March 31,
                                                                                         1999                2000
                                                                                  -----------------  ------------------

    ASSETS:

    Cash                                                                          $            --    $             --
                                                                                  -----------------  ------------------
                Total assets                                                      $            --    $             --
                                                                                  =================  ==================

    LIABILITIES AND OWNER'S EQUITY (DEFICIT):

    Payable to FVOP                                                                           100                 100

    Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
             100 shares issued and outstanding                                    $             1    $              1
          Additional paid-in capital                                                           99                  99
          Retained deficit                                                                   (200)               (200)
                                                                                  -----------------  ------------------
              Total owner's deficit                                                          (100)               (100)
                                                                                  -----------------  ------------------
                Total liabilities and owner's deficit                             $            --    $             --
                                                                                  =================  ==================




























                                                      See note to balance sheets.


                       FRONTIERVISION CAPITAL CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)

      FrontierVision Capital Corporation, a Delaware corporation ("Capital"), is a wholly owned subsidiary of FrontierVision Operating Partners, L.P. ("FVOP"), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200.0 million aggregate principal amount at maturity of the 11% Senior Subordinated Notes. Capital had no operations in the quarters ended March 31, 1999 and 2000.

 Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

Introduction

      FrontierVision Operating Partners, L.P. ("FVOP"), wholly-owned by FrontierVision Holdings, L.P., a Delaware limited partnership ("Holdings"), is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems. FrontierVision Partners, L.P. ("FVP") contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the 11 7/8% Senior Discount Notes due 2007 on September 19, 1997 and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. Capital, a Delaware corporation, is a wholly-owned subsidiary of the Company, and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with the Company of $200,000 aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). Capital has nominal assets and does not have any material operations. As used herein, the "Company" collectively refers to FVOP and its consolidated subsidiaries.

      On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $543,000 (subject to post closing adjustments) in cash, 7.0 million shares of Adelphia Class A common stock and the assumption of certain liabilities.

      FVOP operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in three primary operating clusters--New England, Ohio and Kentucky--with a fourth smaller group of Systems in the southeast. As of March 31, 2000, the Company owned Systems with broadband networks that passed in front of approximately 1,000,000 homes and served approximately 700,000 basic subscribers. In addition to traditional analog cable television, the Company offers or intends to offer a wide range of telecommunication services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the availability and cost of capital, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-9535 of FVOP, under the heading "Risk Factors".

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

      As described in Note 1 to the accompanying condensed consolidated financial statements, the acquisition of FVP by Adelphia occurred on October 1, 1999. Accordingly, the financial statements for periods prior to October 1, 1999 are referred to herein as Old FVOP, and the financial statements for periods subsequent to October 1, 1999 are referred to herein as New FVOP. Due to the October 1, 1999 application of the preliminary purchase accounting in connection with the acquisition of FVP by Adelphia, the predecessor condensed consolidated financial statements of Old FVOP are not comparable to the successor condensed consolidated financial statements of New FVOP.

      For purposes of the following table and discussion, depreciation and amortization and certain other line items included in the operating results of New FVOP are not necessarily comparable to the operating results of Old FVOP due to the effect of the preliminary purchase accounting adjustment related to the acquisition of FVP by Adelphia.


      The following table illustrates the Company's operating activities:

                                                                            Percentage of Revenues
                                                                       ---------------------------------
                                                                          Old FVOP          New FVOP
                                                                       ---------------- ----------------
                                                                        Quarter ended    Quarter ended
                                                                          March 31,        March 31,
                                                                             1999            2000
                                                                       ---------------- ----------------
     Revenues                                                               100.0%          100.0%
     Expenses:
          Direct operating and programming                                   37.2            35.2
          Selling, general and administrative                                17.5            16.3
          Depreciation and amortization                                      42.7            29.3
                                                                       ---------------- ----------------
     Operating income                                                         2.6%           19.2%
                                                                       ================ ================

     Revenues. Revenues increased 3.3%, or approximately $2,420, to $74,837 for the quarter ended March 31, 2000 compared with the same period of the prior year. This increase was primarily attributable to rate increases which went into effect during the previous twelve months.

     Direct operating and programming. These expenses, which are comprised mainly of programming costs and technical expenses decreased 2.3%, or approximately $614 to $26,314 for the quarter ended March 31, 2000 compared with the same period of the prior year. This decrease was primarily attributable to a reduction in programming costs due to the acquisition of FVP by Adelphia. This decrease was somewhat offset by programming supplier rate increases which went into effect January 1, 2000.

     Selling, general and administrative. These expenses which are comprised mainly of costs relating to system offices, customer service representatives and sales and administrative employees decreased 4.1%, or approximately $523 to $12,182 for the quarter ended March 31, 2000 compared with the same period for the prior year. This decrease is primarily attributable to synergies realized from a reduction in corporate overhead due to the acquisition of FVP by Adelphia.

     Depreciation and amortization. Depreciation and amortization decreased for the quarter ended March 31, 2000 compared with the same period of the prior year, primarily due to a reduction in depreciation and amortization expense caused by conforming the Company's depreciation and amortization periods to those of Adelphia.

     Interest expense - net. For the quarter ended March 31, 2000, interest expense-net increased 7.0% or approximately $1,279, to $19,530 compared with the same period of the prior year. The increase in interest expense was primarily attributable to an increase in the average interest rate on outstanding variable rate indebtedness.

     Other (Expense) Income. Included in other income for the quarter ended March 31, 1999 is a gain of approximately $1,600 recognized on the January 7, 1999 sale of certain cable television system assets to Helicon Partners I, L.P.

Liquidity and Capital Resources

      The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. The Company historically has committed substantial capital resources for these purposes. These expenditures were funded through bank borrowings, public debt, equity investments, debt issued by affiliates and advances from affiliates and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

      The Company has made a substantial commitment to the technological development of its systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks in order to increase network capacity, digital capability, two-way communication and network reliability.

      Capital expenditures for the three months ended March 31, 1999 and 2000 were $18,407 and $17,441, respectively. The decrease in capital expenditures for the quarter ended March 31, 2000 compared with the same period of the prior year was primarily due to the completion of rebuild projects requested by Adelphia prior to its acquisition of FVP. The Company expects capital expenditure for 2000 to range from $110,000 to $150,000.

      At March 31, 2000, the Company's total outstanding debt aggregated approximately $878,639, which includes public, bank and institutional and other debt. As of March 31, 2000, the Company had an aggregate of $125,000 in unused credit lines and cash and cash equivalents.

      The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.01% at March 31, 1999 compared to 8.40% at March 31, 2000. At March 31, 2000, approximately 40.37% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

      The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 2000:


                 Nine months ending December 31, 2000               $  20,570
                 Year ending December 31, 2001                         36,720
                 Year ending December 31, 2002                         46,720
                 Year ending December 31, 2003                         57,970
                 Year ending December 31, 2004                         62,357

      The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by FVOP, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in FVOP's indentures and credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow.

      The Company believes that cash and cash equivalents, internally generated funds, borrowings under the existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

      Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

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

      Rates for basic and certain cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and certain cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect of the 1996 Act on rulemaking proceedings or changes to the rate regulations.

      Cable television companies operate under franchises granted by local authorities which are subject to renewals and renegotiations from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

      The 1996 Act repealed the prohibition on local telephone exchange carriers ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept in certain jurisdictions throughout the country.

      The Company believes that the provision of video programming or other services by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

      The Company also competes with direct broadcast satellites ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999 which allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates. As of March 31, 2000, the Company had interest rate swap agreements covering notional principal of $15,000 that expire during 2000 that fix the interest rate at an average of 5.96%. As of March 31, 2000, the Company had interest rate cap agreements covering notional principal of $50,000 that expire during 2002 that fix the interest rate at an average of 7.25%. As of March 31, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have floor rates of 5.95% and 6.30% and cap rates of 5.95% and 6.30%, respectively, for the agreements expiring in 2001 and 2002, with maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risks as of March 31, 2000.


                                                     Expected Maturity
                          -----------------------------------------------------------------------                 Fair
                              2000       2001        2002        2003        2004     Thereafter     Total        Value
                          ----------- ----------- ----------- ----------- ----------- ----------- ------------ -----------
Debt:

Fixed Rate                $       --  $       --  $       --  $       --  $       --  $  200,000  $   200,000  $  205,500
   Average Interest Rate       11.00%      11.00%      11.00%      11.00%      11.00%      11.00%          --          --
Variable Rate             $   19,056  $   34,575  $   44,575  $   55,825  $   60,213  $  442,219  $   656,463  $  656,463
   Average Interest Rate        8.94%       9.33%       9.32%       9.42%       9.09%       9.09%          --          --

Interest Rate Swaps Caps
and Collars:

Variable to Fixed Swaps   $   15,000  $       --  $       --  $       --  $       --  $       --  $    15,000  $       46
Average Pay Rate                5.96%         --          --          --          --          --           --          --
Average Receive Rate            6.04%         --          --          --          --          --           --          --

Interest Rate Caps        $       --  $       --  $   50,000  $       --  $       --  $       --  $    50,000  $      416
Average Cap Rate                  --          --        7.25%         --          --          --           --          --


Interest Rate Collars     $       --  $  100,000  $  100,000  $       --  $       --  $       --  $   200,000  $      181
Maximum Cap Rate                  --        6.64%       6.64%         --          --          --           --          --
Cap and Floor Rate                --        5.95%       6.30%         --          --          --           --          --
Minimum Floor Rate                --        4.65%       4.95%         --          --          --           --          --


      Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at March 31, 2000, plus the borrowing margin in effect at March 31, 2000. Average receive rates on the variable to fixed swaps are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at March 31, 2000.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item  5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

         27.1 Financial Data Schedule as of and for the three month period ended March 31, 2000 (filed herewith).

      (b)  Reports on Form 8-K

           A Form 8-K was filed on February 11, 2000 relating to the change in registrant's certifying accountants.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES

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

Date: May 15, 2000       By:  /s/ TIMOTHY J. RIGAS
                              ---------------------
                              Timothy J. Rigas

                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer


                                     FRONTIERVISION CAPITAL CORP.

Date: May 15, 2000       By:  /s/ TIMOTHY J. RIGAS
                              --------------------
                              Timothy J. Rigas

                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer