Form 10-Q
period 2000-09-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 2000-11-14
CIK 1019504, 1020291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


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

              Yes [x]                              No [ ]

     Number of shares of common stock of FrontierVision Capital Corporation outstanding as of November 14, 2000: 100.

*FrontierVision Capital Corporation meets the conditions set forth in General
 Instruction H (1) (a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                     FRONTIERVISION OPERATING PARTNERS, L.P.
                       FRONTIERVISION CAPITAL CORPORATION

                                TABLE OF CONTENTS
PART I   - FINANCIAL INFORMATION                                                                             PAGE
                                                                                                             ----

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 2000......................  3

       Condensed Consolidated Statements of Operations - Three and Nine Months
            Ended September 30, 1999 and 2000................................................................  4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999
             and 2000........................................................................................  5

       Notes to Condensed Consolidated Financial Statements..................................................  6

       Balance Sheets of FrontierVision Capital Corporation - December 31, 1999 and
             September 30, 2000.............................................................................. 10

       Note to Balance Sheets ............................................................................... 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................... 17

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................... 18

SIGNATURES    ............................................................................................... 19

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to construct, expand and upgrade its networks, reliance on vendors, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-9535 of FVOP, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                            (Dollars in thousands)

                                                                                December 31,     September 30,
                                                                                    1999             2000
                                                                              ---------------- ----------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:
    Property, plant and equipment                                             $      407,554   $      495,112
    Intangible assets                                                              1,495,947        1,460,984
                                                                              ---------------- ----------------
        Total                                                                      1,903,501        1,956,096

Cash and cash equivalents                                                              7,412            8,424
Subscriber receivables - net                                                          13,800           14,124
Prepaid expenses and other assets - net                                               20,590           21,687
                                                                              ---------------- ----------------
        Total assets                                                          $    1,945,303   $    2,000,331
                                                                              ================ ================

LIABILITIES AND PARTNERS' EQUITY

Bank and public debt                                                          $      874,522   $      862,109
Other debt                                                                            10,173           11,749
Accounts payable                                                                      34,871           44,530
Subscriber advance payments and deposits                                               8,404           10,876
Accrued interest and other liabilities                                                23,790           40,240
Deferred income taxes                                                                 10,045           11,139
                                                                              ---------------- ----------------
        Total liabilities                                                            961,805          980,643
                                                                              ---------------- ----------------

Commitments and contingencies (Note 6)

Partners' equity:
    FrontierVision Holdings, L.P.                                                    982,514        1,018,668
    FrontierVision Operating Partners, L.L.C.                                            984            1,020
                                                                              ---------------- ----------------
        Total partners' equity                                                       983,498        1,019,688
                                                                              ---------------- ----------------
        Total liabilities and partners' equity                                $    1,945,303   $    2,000,331
                                                                              ================ ================




                  See the accompanying notes to condensed consolidated financial statements.

                          FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                          (Dollars in thousands)


                                              Old FVOP         New FVOP        Old FVOP         New FVOP
                                           ---------------  --------------- ---------------  ---------------
                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                           -------------------------------- --------------------------------
                                                1999             2000            1999             2000
                                           ---------------  --------------- ---------------  ---------------

Revenues                                   $      74,319    $      78,645    $    221,032    $     232,058
                                           ---------------  ---------------  --------------  ---------------
Operating Expenses:
    Direct operating and programming              31,889           25,777          86,813           80,350
    Selling, general and administrative           16,354           14,293          43,349           39,183
    Depreciation and amortization                 44,978           22,879         108,244           67,244
    Transaction costs                             17,077               --          17,077               --
                                           ---------------  ---------------  --------------  ---------------
        Total                                    110,298           62,949         255,483          186,777
                                           ---------------  ---------------  --------------  ---------------

Operating (loss) income                          (35,979)          15,696         (34,451)          45,281

Other (expense) income:
     Interest expense - net                      (18,211)         (19,373)        (56,161)         (57,959)
     Other                                          (219)              --           8,961               --
                                           ---------------  ---------------  --------------  ---------------
         Total                                   (18,430)         (19,373)        (47,200)         (57,959)

Loss before income taxes                         (54,409)          (3,677)        (81,651)         (12,678)

Income tax benefit (expense)                         695             (354)          2,082           (1,094)
                                           ---------------  ---------------  --------------  ---------------

Net loss                                   $     (53,714)   $      (4,031)   $    (79,569)   $     (13,772)
                                           ===============  ===============  ==============  ===============




                See the accompanying notes to condensed consolidated financial statements.

                              FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                 (Dollars in thousands)

                                                                                       Old FVOP          New FVOP
                                                                                   ----------------- -----------------
                                                                                     Nine Months       Nine Months
                                                                                        Ended             Ended
                                                                                    September 30,     September 30,
                                                                                         1999              2000
                                                                                   ----------------- -----------------
Cash flows from operating activities:
    Net loss                                                                       $       (79,569)  $       (13,772)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                                      108,244            67,244
        Deferred income taxes                                                               (2,082)            1,094
        Gain on disposal of assets                                                          (9,193)               --
        Non cash interest expense                                                               --            (1,376)
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Subscriber receivables                                                             (407)             (128)
           Prepaid expenses and other assets                                                  (721)             (484)
           Accounts payable and accrued interest and other liabilities                      41,353            25,012
           Subscriber advance payments and deposits                                           (447)            2,466
                                                                                   ----------------- -----------------
Net cash provided by operating activities                                                   57,178            80,056
                                                                                   ----------------- -----------------

Cash flows from investing activities:
    Capital expenditures                                                                   (75,120)         (113,053)
    Acquisitions                                                                           (12,436)           (3,128)
    Proceeds from disposal of assets                                                         6,698                --
                                                                                   ----------------- -----------------
Net cash used for investing activities                                                     (80,858)         (116,181)
                                                                                   ----------------- -----------------

Cash flows from financing activities:
    Proceeds from debt                                                                      13,229                --
    Repayments of debt                                                                      (6,345)          (12,825)
    Costs associated with financing                                                            (94)               --
    Partner capital contributions                                                           12,000            49,962
                                                                                   ----------------- -----------------
Net cash provided by financing activities                                                   18,790            37,137
                                                                                   ----------------- -----------------

Net (decrease) increase in cash and cash equivalents                                        (4,890)            1,012

Cash and cash equivalents, beginning of period                                               4,890             7,412
                                                                                   ----------------- -----------------

Cash and cash equivalents, end of period                                           $            --   $         8,424
                                                                                   ================= =================




                     See the accompanying notes to condensed consolidated financial statements.

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.    The Partnership and Basis of Presentation

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

    Selected financial and other data and consolidated financial statements for periods prior to October 1, 1999 are referred to herein as "Old FVOP", whereas periods subsequent to October 1, 1999 are referred to herein as "New FVOP".

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

    Certain reclassifications have been made to prior period balances to conform to the current period's presentation.

2.    Acquisitions and Dispositions

Acquisitions

    The Company has completed numerous acquisitions since its inception through September 30, 2000. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Amounts allocated to property, plant and equipment and to intangible assets are respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods.

     In February 2000, FVOP completed the acquisition of two Internet
Service Providers ("ISP's") in its New England cluster, Main Internetworks, Inc. and Landmark Net Access, Inc. These ISP's, serving approximately 19,000 customers, were purchased for consideration including cash totaling approximately $3,100.

Dispositions

     On January 7, 1999, the Company sold certain cable television system assets serving approximately 4,400 basic subscribers to Helicon Partners I, L.P. for an aggregate sales price of approximately $5,200.

System Swaps

    In June 1999, the Company completed the exchange of five systems located in northern Kentucky for five Intermedia Partners, L.P. IV systems located in communities near Lexington, Kentucky which are contiguous to other of the Company's Kentucky systems. The Company paid approximately $13,300 as consideration for approximately 5,300 subscribers the Company gained in the transaction. The asset exchange was recorded at fair value and purchase accounting was applied.

3.    Debt

    The Company's debt was comprised of the following:

                                                                                 December 31,     September 30,
                                                                                    1999              2000
                                                                              ----------------- -----------------
  Bank and Public Debt:
      Bank Credit Facility
         Revolving Credit Facility, interest based on various floating rate options (8.33% and 8.53% average at December 31, 1999
         and September 30, 2000, respectively), payable monthly               $       175,000   $       175,000
      Term loans, interest based on various floating LIBOR rate
         options (8.52% and 8.93% weighted average at December 31,
         1999 and September 30, 2000, respectively), payable monthly                  486,981           475,944
      11% Senior Subordinated Notes due 2006                                          212,541           211,165
                                                                              ----------------- -----------------
               Total                                                          $       874,522   $       862,109
                                                                              ================= =================

  Other Debt:
      Capital leases                                                          $        10,173   $        11,749
                                                                              ================= =================

4.    Supplemental Financial Information

    Cash payments for interest were $50,619 and $45,000 for the nine months ended September 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $9,798 and $40,329 at December 31, 1999 and September 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $11,635 and $46,352 at December 31, 1999 and September 30, 2000, respectively.

5.    Income Taxes

    Income tax benefit (expense) for the three and nine months ended September 30, 1999 and 2000 was comprised of deferred taxes.

6.    Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

7.    Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, caps and collars. The Company does not expect adoption of this statement to have a significant effect on its consolidated results of operations or financial position.

                       FRONTIERVISION CAPITAL CORPORATION
                           BALANCE SHEETS (Unaudited)

                                                                              December 31,       September 30,
                                                                                  1999               2000
                                                                            -----------------  ----------------

    ASSETS

    Cash                                                                    $            --    $           --
                                                                            -----------------  ----------------
              Total assets                                                  $            --    $           --
                                                                            =================  ================

    LIABILITIES AND OWNER'S EQUITY (DEFICIT)

    Payable to FVOP                                                         $           100    $          100

    Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
             100 shares issued and outstanding                                            1                 1
          Additional paid-in capital                                                     99                99
          Retained deficit                                                             (200)             (200)
                                                                            -----------------  ----------------
              Total owner's deficit                                                    (100)             (100)
                                                                            -----------------  ----------------

                   Total liabilities and owner's deficit                    $            --    $           --
                                                                            =================  ================




                                   See the accompanying note to balance sheets.

                       FRONTIERVISION CAPITAL CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)



    FrontierVision Capital Corporation, a Delaware corporation ("Capital"), is a wholly owned subsidiary of FrontierVision Operating Partners, L.P. ("FVOP"), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200.0 million aggregate principal amount at maturity of the 11% Senior Subordinated Notes. Capital had no operations in the nine months ended September 30, 1999 and 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

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

    FVOP operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in three primary operating clusters--New England, Ohio and Kentucky--with a fourth smaller group of Systems in the southeast. As of September 30, 2000, the Company owned Systems with broadband networks that passed in front of approximately 1,027,000 homes and served approximately 704,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunication services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

Three and Nine Months Ended September 30, 2000

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

    The following table illustrates the Company's operating activities:

                                                                         Percentage of Revenues
                                                     ---------------------------------------------------------------
                                                        Old FVOP        New FVOP        Old FVOP        New FVOP
                                                     --------------- --------------- --------------- ---------------
                                                      Three Months    Three Months    Nine Months     Nine Months
                                                         Ended           Ended           Ended           Ended
                                                     September 30,   September 30,   September 30,   September 30,
                                                          1999            2000            1999            2000
                                                     --------------- --------------- --------------- ---------------
     Revenues                                            100.0%          100.0%          100.0%          100.0%
     Expenses:
        Direct operating and programming                  42.9%           32.8%           39.3%           34.6%
        Selling, general and administrative               22.0%           18.2%           19.6%           16.9%
        Depreciation and amortization                     60.5%           29.1%           49.0%           29.0%
        Transaction costs                                 23.0%             --             7.7%             --
                                                     --------------- --------------- --------------- ---------------
     Operating (loss) income                             (48.4)%          19.9%          (15.6)%          19.5%
                                                     =============== =============== =============== ===============

Revenues

    Revenues increased 5.8% and 5.0% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These increases were primarily attributable to digital customer growth, the continued growth in national and local advertising sales, and management fees charged to an affiliate company. The increase was partially offset by a decrease in Pay Per View revenues as a result of comparatively fewer national sporting events during 2000.

Direct operating and programming

    These expenses, which are comprised mainly of programming costs and technical expenses, decreased by 19.2% and 7.4% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These decreases were primarily attributable to the decrease in programming costs due to more favorable rates as a result of Adelphia's acquisition of FVP, and was offset by digital customer growth as well as an increase in programming rates and channel additions.

Selling, general and administrative

    These expenses, which are comprised mainly of costs relating to system offices, customer service representatives, sales and administrative employees, decreased 12.6% and 9.6% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These decreases were primarily attributable to synergies realized from a reduction in corporate overhead due to the acquisition of FVP by Adelphia. These decreases were offset by marketing campaigns to enhance customer awareness and other costs associated with the rollout of digital cable and high speed data.

Depreciation and amortization

    Depreciation and amortization decreased 49.1% and 37.9% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. This decrease is primarily due to a reduction in depreciation and amortization expense caused by conforming the Company's depreciation and amortization periods to those of Adelphia.

Transaction costs

    Transaction costs amounting to approximately $17,000 were recognized in the three and nine months ended September 30, 1999. The costs were primarily attributable to compensation related to the sale of the Company to Adelphia on October 1, 1999.

Interest expense - net

    Interest expense - net increased 6.4% and 3.2% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These increases were primarily attributable to an increase in the average interest rate on outstanding variable rate indebtedness.

Other (expense) income

    Other income includes a gain of approximately $9,000 for the nine months ended September 30, 1999. This gain is due to the asset exchange with Intermedia Partners, L.P. IV on June 1, 1999, the sale of cable television systems to Helicon Partners I, L.P. on January 7, 1999 and the sale of certain real estate during the same period.

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

    Capital expenditures for the nine months ended September 30, 1999 and 2000 were $75,120 and $113,053, respectively. The increase in capital expenditures for the nine months ended September 30, 2000 compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects capital expenditures for 2000 to range from approximately $160,000 to $185,000.

    At September 30, 2000, the Company's total outstanding debt aggregated approximately $873,858, which includes public, bank and other debt. As of September 30, 2000, the Company had an aggregate of approximately $119,000 in unused credit lines and cash and cash equivalents.

    The Company's weighted average interest rate on amounts payable to banks was approximately 7.5% at September 30, 1999 compared to approximately 8.8% at September 30, 2000. At September 30, 2000, approximately 55.8% of total debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2000:

                  Three months ending December 31, 2000            $     15,300
                  Year ending December 31, 2001                          37,072
                  Year ending December 31, 2002                          47,072
                  Year ending December 31, 2003                          58,321
                  Year ending December 31, 2004                          62,709


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



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates. As of September 30, 2000, the Company had interest rate swap agreements covering notional principal of $15,000 that expire during 2000 that fix the interest rate at an average of 5.96%. As of September 30, 2000, the Company had interest rate cap agreements covering notional principal of $50,000 that expire during 2002 that fix the interest rate at an average of 7.25%. As of September 30, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively, for the agreements expiring in 2001 and 2002, with maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2000.

                                                           Expected Maturity
                          --------------------------------------------------------------------                 Fair
                              2000        2001       2002       2003       2004    Thereafter     Total        Value
                          ------------ ---------- ---------- ---------- ---------- ----------- ------------ ------------
Debt:
Fixed Rate                $         -  $       -  $       -  $       -  $       -  $  200,000  $   200,000  $   190,000
  Average Interest Rate             -          -          -          -          -      11.00%            -            -
Variable Rate                  13,538     34,575     44,575     55,825     60,212     442,219      650,944      650,944
  Average Interest Rate         8.80%      8.59%      8.66%      8.81%      8.89%       9.03%            -            -

Interest Rate Swaps, Caps
and Collars:
Variable to Fixed Swaps   $    15,000  $       -  $       -  $       -  $       -  $        -  $   15,000$  $        30
Average Pay Rate                5.96%          -          -          -          -           -            -            -
Average Receive Rate            6.73%          -          -          -          -           -            -            -

Interest Rate Caps                  -          -     50,000          -          -           -       50,000           93
Average Cap Rate                    -          -      7.25%          -          -           -            -            -

Interest Rate Collars               -    100,000    100,000          -          -           -      200,000          176
Maximum Cap Rate                    -      6.64%      6.64%          -          -           -            -            -
Cap and Floor Rate                  -      5.95%      6.30%          -          -           -            -            -
Minimum Floor Rate                  -      4.65%      4.95%          -          -           -            -            -


    Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at September 30, 2000, plus the borrowing margin in effect at September 30, 2000. Average receive rates on the variable to fixed swaps are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 2000.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

Exhibit No.                         Description

27.01  Financial Data Schedule (supplied for the information of the Commission).

       (b) Reports on Form 8-K:

       No reports on Form 8-K were filed for the quarter ending September 30, 2000.

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

Date: November 14, 2000  By:   /s/ TIMOTHY J. RIGAS
                         -------------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer


                         FRONTIERVISION CAPITAL CORP.


Date: November 14, 2000  By:   /s/ TIMOTHY J. RIGAS
                         -------------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer