Form 10-Q
period 2001-03-31
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 2001-05-15
CIK 1019504, 1020291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


 ___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


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



    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                Yes   x                              No ___
                    -----

    Number of shares of common stock of FrontierVision Capital Corporation outstanding as of May 15, 2001: 100.

*FrontierVision Operating Partners, L.P., and FrontierVision Capital Corporation meet the conditions set forth in General Instruction H (1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

                                       FRONTIERVISION OPERATING PARTNERS, L.P.
                                         FRONTIERVISION CAPITAL CORPORATION


                                                 TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION                                                                             PAGE
                                                                                                             ----

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2001.............................  3

    Condensed Consolidated Statements of Operations - Three Months Ended
        March 31, 2000 and 2001..............................................................................  4

    Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000
         and 2001............................................................................................  5

    Notes to Condensed Consolidated Financial Statements.....................................................  6

    Balance Sheets of FrontierVision Capital Corporation -
         December 31, 2000 and March 31, 2001................................................................  9

    Note to Balance Sheets .................................................................................. 10


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................... 16

SIGNATURES    .............................................................................................   17

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, FrontierVision Operating Partners, L.P. and subsidiaries ("FVOP" or the "Company"). These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risk associated with the company's growth and financing, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risk associated with reliance on the performance and financial conditions of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-9535 of FVOP, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                               FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)

                                                                                      December 31,        March 31,
                                                                                          2000              2001
                                                                                   -------------------------------------
ASSETS

Property, plant and equipment - net                                                $         595,019  $        674,641
Intangible assets - net                                                                    1,458,061         1,507,345
Cash and cash equivalents                                                                      7,076             6,113
Subscriber receivables - net                                                                  14,896            15,524
Prepaid expenses and other assets - net                                                       19,722            21,393
                                                                                   -------------------------------------

        Total assets                                                               $       2,094,774  $      2,225,016
                                                                                   =====================================

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                                    $         873,112  $        839,635
Other debt                                                                                    21,588            18,401
Accounts payable                                                                              28,547            64,216
Subscriber advance payments and deposits                                                       7,985            10,155
Accrued interest and other liabilities                                                        36,664            40,761
Deferred income taxes                                                                         15,751            15,312
                                                                                   -------------------------------------
        Total liabilities                                                                    983,647           988,480
                                                                                   -------------------------------------

Commitments and contingencies (Note 6)

Partners' equity:
    FrontierVision Holdings, L.P.                                                          1,110,016         1,235,299
    FrontierVision Operating Partners, Inc.                                                    1,111             1,237
                                                                                   -------------------------------------
        Total partners' equity                                                             1,111,127         1,236,536
                                                                                   -------------------------------------

        Total liabilities and partners' equity                                     $       2,094,774  $      2,225,016
                                                                                   =====================================










                      See the accompanying notes to condensed consolidated financial statements.

                            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                             (Dollars in thousands)



                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   2000               2001
                                                                              ----------------  -----------------

Revenues                                                                      $       74,837    $        82,486
                                                                              ----------------  -----------------

Operating expenses:
    Direct operating and programming                                                  26,314             29,069
    Selling, general and administrative                                               12,182             12,709
    Depreciation and amortization                                                     21,962             25,141
                                                                              ----------------  -----------------

        Total                                                                         60,458             66,919
                                                                              ----------------  -----------------

Operating income                                                                      14,379             15,567

Other (expense) income:
     Interest expense                                                                (19,530)           (18,164)
     Gain on cable systems exchange                                                       -              72,831
     Other                                                                                -              (1,531)
                                                                              ----------------  -----------------
         Total                                                                       (19,530)            53,136

(Loss) income before income taxes                                                     (5,151)            68,703
Income tax (expense) benefit                                                            (361)               439
                                                                              ----------------  -----------------

Net (loss) income                                                             $       (5,512)   $        69,142
                                                                              ================  =================



















                  See the accompanying notes to condensed consolidated financial statements.

                              FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                 (Dollars in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                         2000              2001
                                                                                   -----------------  ----------------
Cash flows from operating activities:
    Net (loss) income                                                              $        (5,512)   $       69,142
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                       21,962            25,141
        Deferred income tax expense (benefit)                                                  361              (439)
        Gain on cable systems exchange                                                          -            (72,831)
        Non cash interest expense                                                             (459)             (459)
        Other                                                                                   -              1,531
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems exchange:
           Subscriber receivables                                                            1,605              (200)
           Prepaid expenses and other assets                                                 3,153            (3,882)
           Accounts payable and accrued interest and other liabilities                         652            39,766
           Subscriber advance payments and deposits                                            802             2,192
                                                                                   -----------------  ----------------

Net cash provided by operating activities                                                   22,564            59,961
                                                                                   -----------------  ----------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment                                         (17,441)          (80,938)
    Acquisitions                                                                            (3,128)               -
                                                                                   -----------------  ----------------

Cash used for investing activities                                                         (20,569)          (80,938)
                                                                                   -----------------  ----------------

Cash flows from financing activities:
    Repayments of debt                                                                      (5,986)          (36,253)
    Partner capital contributions                                                            3,282            56,267
                                                                                   -----------------  ----------------

Net cash (used for) provided by financing activities                                        (2,704)           20,014
                                                                                   -----------------  ----------------

Decrease in cash and cash equivalents                                                         (709)             (963)

Cash and cash equivalents, beginning of period                                               7,412             7,076
                                                                                   -----------------  ----------------

Cash and cash equivalents, end of period                                           $         6,703    $        6,113
                                                                                   =================  ================






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

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") purchased all outstanding FVP partnership interests in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire FVP has been reflected in FVOP's consolidated financial statements as of October 1, 1999.

    The Company owns and operates cable television systems in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems.

    Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in the statement of operations immediately.

    The adoption of these standards did not have a material impact on the Company's financial statements and therefore, a transition adjustment is not separately presented.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

2.  Cable Systems Exchange

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable system exchange with Comcast Corporation. As a result of the transaction, the Company added approximately 27,000 basic subscribers in Los Angeles, California in exchange for approximately 19,500 basic subscribers in Michigan. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $73,000, and an increase of property, plant and equipment and intangibles of approximately $11,000 and $62,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation.

3.  Debt

    The Company's debt was comprised of the following:

                                                                                 December 31,        March 31,
                                                                                     2000               2001
                                                                                ----------------  -----------------
  Subsidiary Debt:
      Bank Credit Facility:
           Revolving Credit Facility, interest based on various floating rate options (8.69% and 7.02% average at December 31, 2000
              and March 31, 2001, respectively)                                 $      200,000    $       175,000
           Term loans, interest based on various floating LIBOR rate
              options (8.97% and 7.39% weighted average at
              December 31, 2000 and March 31, 2001, respectively)                      462,406            454,388
      11% Senior Subordinated Notes due 2006                                           210,706            210,247
                                                                                ----------------  -----------------
               Total                                                            $      873,112    $       839,635
                                                                                ================  =================

  Other Debt:
      Capital leases                                                            $       21,588    $        18,401
                                                                                ================  =================

4.  Supplemental Financial Information

    Cash payments for interest were $14,364 and $15,011 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $50,952 and $62,173 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $57,980 and $69,402 at December 31, 2000 and March 31, 2001, respectively.

5.  Income Taxes

    Income tax expense for the three months ended March 31, 2000 and 2001 was comprised of deferred taxes.

6.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

7.  Derivative Financial Instruments

    The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

    The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by some of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. Such amount was not material for the quarter ended March 31, 2001. As of January 1, 2001 and March 31, 2001, the fair value of interest rate swaps, caps and collars was not material.

                       FRONTIERVISION CAPITAL CORPORATION
                           BALANCE SHEETS (Unaudited)

                                                                               March 31,          March 31,
                                                                                  2000              2001
                                                                            -----------------  ----------------

    ASSETS

    Cash                                                                    $            -     $           -
                                                                            -----------------  ----------------

                Total assets                                                $            -     $           -
                                                                            =================  ================

    LIABILITIES AND OWNER'S EQUITY (DEFICIT)

    Payable to FVOP                                                         $           100    $          100

    Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
             100 shares issued and outstanding                                            1                 1
          Additional paid-in capital                                                     99                99
          Retained deficit                                                             (200)             (200)
                                                                            -----------------  ----------------
              Total owner's deficit                                                    (100)             (100)
                                                                            -----------------  ----------------

                   Total liabilities and owner's deficit                    $            -     $           -
                                                                            =================  ================




















                                   See the accompanying note to balance sheets.

                       FRONTIERVISION CAPITAL CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)


    FrontierVision Capital Corporation, a Delaware corporation ("Capital"), is a wholly-owned subsidiary of FrontierVision Operating Partners, L.P. ("FVOP"), and was organized on July 26, 1996 for the sole purpose of acting as co-issuer with FVOP of $200.0 million aggregate principal amount at maturity of the 11% Senior Subordinated Notes. Capital has had no operations from inception through March 31, 2001.

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

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") purchased all outstanding FVP partnership interests in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire FVP has been reflected in FVOP's consolidated financial statements as of October 1, 1999.

    The Company owns and operates cable television systems in small and medium-sized suburban and exurban communities in the United States in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems. As of March 31, 2001, the Company owned systems with broadband networks that passed in front of approximately 1,056,000 homes and served approximately 701,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its or Adelphia's affiliates, offers a wide range of telecommunications services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

Three Months Ended March 31, 2000 and 2001

    The following table illustrates the Company's operating activities:

                                                                             Percentage of Revenues
                                                                          ------------------------------
                                                                               Three Months Ended
                                                                                    March 31,
                                                                               2000           2001
                                                                          ------------------------------
              Revenues                                                           100.0%          100.0%

              Expenses:
                   Direct operating and programming                               35.2%           35.2%
                   Selling, general and administrative                            16.3%           15.4%
                   Depreciation and amortization                                  29.3%           30.5%
                                                                          ------------------------------
              Operating income                                                    19.2%           18.9%
                                                                          ==============================

Revenues

    Revenues increased 10.2%, or approximately $7,649, to $82,486 for the quarter ended March 31, 2001, compared with the same period of the prior year. This increase was primarily attributable to the growth of digital cable television and high speed data and Internet access subscribers, as well as an increase in management fees charged to affiliate companies. This increase was partially offset by a decrease in national and local advertising sales.

Direct operating and programming

    These expenses, which are comprised mainly of programming costs and technical expenses, increased by 10.5%, or approximately $2,755 to $29,069 for the quarter ended March 31, 2001, compared with the same period of the prior year. This increase was primarily attributable to digital cable television and high speed data and Internet access growth, as well as an increase in rates charged by program suppliers.

Selling, general and administrative

    These expenses, which are comprised mainly of costs relating to system offices, customer service representatives, sales and administrative employees, increased 4.3%, or approximately $527 to $12,709 for the quarter ended March 31, 2001, compared with the same period for the prior year. This increase was primarily attributable to marketing campaigns to enhance customer awareness, as well as other costs associated with the rollout of digital cable and high speed data.

Depreciation and amortization

    Depreciation and amortization increased 14.5%, or approximately $3,179 to $25,141 for the quarter ended March 31, 2001, compared with the same period of the prior year. This increase was primarily attributable to the exchange with Comcast Corporation and increased capital expenditures made during the past several quarters.

Interest expense

    Interest expense decreased 7.0%, or approximately $1,366 to $18,164 for the quarter ended March 31, 2001, compared with the same period of the prior year. This decrease was primarily attributable to the decrease in the average interest rate on outstanding variable rate indebtedness and a decrease in the average amount of outstanding indebtedness.

Gain on Cable Systems Exchange

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company recognized a gain of approximately $73,000 in the three months ended March 31, 2001.

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

    Capital expenditures for the three months ended March 31, 2000 and 2001, were $17,441 and $80,938, respectively. The increase in capital expenditures for the quarter ended March 31, 2001, compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects capital expenditures for 2001 to range from approximately $180,000 to $220,000.

    At March 31, 2001, the Company's total outstanding debt aggregated approximately $858,036, which included public, bank and other debt. As of March 31, 2001, FVOP's subsidiaries had an aggregate of approximately $125,000 in unused credit lines and cash and cash equivalents.

    The Company's weighted average interest rate on amounts payable to banks was approximately 8.40% at March 31, 2000, compared to approximately 7.29% at March 31, 2001. At March 31, 2001, approximately 53.64% of total debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 2001:

                  Nine months ending December 31, 2001                  $      27,936
                  Year ending December 31, 2002                                46,415
                  Year ending December 31, 2003                                57,665
                  Year ending December 31, 2004                                62,053
                  Year ending December 31, 2005                               319,059

    The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by FVOP's, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Holdings' and its subsidiaries' indentures and credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        None.

        (b)  Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ending March 31, 2001.

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

Date: May 15, 2001      By:   /s/ TIMOTHY J. RIGAS
                             ---------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer,
                              Chief Accounting Officer, and Treasurer


                        FRONTIERVISION CAPITAL CORP.


Date: May 15, 2001      By:   /s/ TIMOTHY J. RIGAS
                             ---------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer,
                              Chief Accounting Officer, and Treasurer