Form 10-Q
period 2001-09-30
FRONTIERVISION OPERATING PARTNERS LP; FRONTIERVISION CAPITAL CORP
filed 2001-11-14
CIK 1019504, 1020291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----  Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

        Number of shares of common stock of FrontierVision Capital Corporation outstanding as of November 14, 2001: 100.

*FrontierVision Operating Partners, L.P. and FrontierVision Capital Corporation meet the conditions set forth in General Instruction H (1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

                                             FRONTIERVISION OPERATING PARTNERS, L.P.
                                               FRONTIERVISION CAPITAL CORPORATION

                                                       TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION                                                                  PAGE
                                                                                                  ----
Item 1.  Financial Statements                                                                       3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                          14

SIGNATURES                                                                                         15

SAFE HARBOR STATEMENT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, FrontierVision Operating Partners, L.P. and subsidiaries ("FVOP" or the "Company"). These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risk associated with the company's growth and financing, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risk associated with reliance on the performance and financial conditions of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus filed under Registration Statement No. 333-64224 of Adelphia Communications Corporation, and most recent prospectus supplement, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                                              PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                               FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)

                                                                                      December 31,      September 30,
                                                                                          2000              2001
                                                                                   -------------------------------------
ASSETS

Property, plant and equipment - net                                                $         595,019  $        817,762
Intangible assets - net                                                                    1,458,061         1,485,350
Cash and cash equivalents                                                                      7,076             3,307
Subscriber receivables - net                                                                  14,896            16,212
Prepaid expenses and other assets - net                                                       19,722            25,951
                                                                                   -------------------------------------

        Total assets                                                               $       2,094,774  $      2,348,582
                                                                                   =====================================

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                                    $         873,112  $        830,698
Other debt                                                                                    21,588            17,689
Accounts payable                                                                              28,547            59,157
Subscriber advance payments and deposits                                                       7,985             8,737
Accrued interest and other liabilities                                                        36,664            49,425
Deferred income taxes                                                                         15,751            15,986
                                                                                   -------------------------------------
        Total liabilities                                                                    983,647           981,692
                                                                                   -------------------------------------

Commitments and contingencies (Note 8)

Partners' equity:
    FrontierVision Holdings, L.P.                                                          1,110,016         1,365,523
    FrontierVision Operating Partners, Inc.                                                    1,111             1,367
                                                                                   -------------------------------------
        Total partners' equity                                                             1,111,127         1,366,890
                                                                                   -------------------------------------

        Total liabilities and partners' equity                                     $       2,094,774  $      2,348,582
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

                                       FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                           (Dollars in thousands)


                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                     -----------------------------------------------------------------------
                                                           2000              2001              2000              2001
                                                     -----------------------------------------------------------------------

Revenues                                             $        78,645   $        90,213   $       232,058   $       259,680
                                                     ----------------- ----------------- ----------------- -----------------

Operating expenses:

      Direct operating and programming                        25,777            31,470            80,350            91,582
      Selling, general and administrative                     14,293            11,285            39,183            37,891
      Depreciation and amortization                           22,879            27,982            67,244            79,929
                                                     ----------------- ----------------- ----------------- -----------------

        Total                                                 62,949            70,737           186,777           209,402
                                                     ----------------- ----------------- ----------------- -----------------


Operating income                                              15,696            19,476            45,281            50,278

Other (expense) income:
     Interest expense                                        (19,373)          (15,183)          (57,959)          (49,612)
     Gain on cable systems exchange                               -                 -                 -             72,831
     Other                                                        -               (451)               -             (2,509)
                                                     ----------------- ----------------- ----------------- -----------------

         Total                                               (19,373)          (15,634)          (57,959)           20,710

(Loss) income before income taxes                             (3,677)            3,842           (12,678)           70,988
Income tax expense                                              (354)              (99)           (1,094)             (235)
                                                     ----------------- ----------------- ----------------- -----------------

Net (loss) income                                    $        (4,031)  $         3,743    $      (13,772)  $        70,753
                                                     ================= ================= ================= =================
















                       See the accompanying notes to condensed consolidated financial statements.

                              FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                   (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   -----------------------------------
                                                                                         2000              2001
                                                                                   -----------------  ----------------
Cash flows from operating activities:
    Net (loss) income                                                              $       (13,772)   $       70,753
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                       67,244            79,929
        Deferred income tax expense                                                          1,094               235
        Gain on cable systems exchange                                                          -            (72,831)
        Non cash interest expense                                                           (1,376)           (1,377)
        Other                                                                                   -              2,509
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems exchange:
           Subscriber receivables                                                             (128)             (888)
           Prepaid expenses and other assets                                                  (484)          (14,946)
           Accounts payable                                                                  8,880            27,208
           Subscriber advance payments and deposits                                          2,466               774
           Accrued interest and other liabilities                                           16,132            12,761
                                                                                   -----------------  ----------------

Net cash provided by operating activities                                                   80,056           104,127
                                                                                   -----------------  ----------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment                                        (113,053)         (247,693)
    Acquisitions                                                                            (3,128)               -
                                                                                   -----------------  ----------------

Net cash used for investing activities                                                    (116,181)         (247,693)
                                                                                   -----------------  ----------------

Cash flows from financing activities:
    Repayments of debt                                                                     (12,825)          (45,213)
    Partner capital contributions                                                           49,962           185,010
                                                                                   -----------------  ----------------

Net cash provided by financing activities                                                   37,137           139,797
                                                                                   -----------------  ----------------

Increase (decrease) in cash and cash equivalents                                             1,012            (3,769)

Cash and cash equivalents, beginning of period                                               7,412             7,076
                                                                                   -----------------  ----------------

Cash and cash equivalents, end of period                                           $         8,424    $        3,307
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

            FRONTIERVISION OPERATING PARTNERS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.    The Partnership and Basis of Presentation

        FrontierVision Operating Partners, L.P. ("FVOP") is wholly-owned by FrontierVision Holdings, L.P., a Delaware limited partnership ("Holdings"). FVOP is a Delaware limited partnership formed on July 14, 1995 for the purpose of acquiring and operating cable television systems.

        FrontierVision Partners, L.P. ("FVP") contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the 11 7/8% Senior Discount Notes due 2007 on September 19, 1997. As a result, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings.

        Capital, a Delaware Corporation, is a wholly-owned subsidiary of FVOP, and was organized on July 26, 1996, for the sole purpose of acting as co-issuer with FVOP of $200,000 aggregate principal amount at maturity of the 11% Senior Subordinated Notes Due 2006 (the "Notes"). Capital has no substantial assets or liabilities and has had no operations of any kind since inception.

        As used herein, the "Company" collectively refers to FVOP and its consolidated subsidiaries.

        The Company's operations consist of providing telecommunications services primarily over its networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. The Company owns and operates cable television systems in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems.

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

2.  Cable Systems Exchange

        On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable system exchange with Comcast Corporation. As a result of the transaction, the Company added approximately 27,000 basic subscribers in Los Angeles, California in exchange for approximately 19,500 basic subscribers in Michigan. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $73,000, and an increase of property, plant and equipment and intangibles of approximately $11,000 and $62,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation and appraisal.

3.  Debt

        The Company's debt was comprised of the following:

                                                                                 December 31,      September 30,
                                                                                     2000               2001
                                                                                ----------------  -----------------
  Subsidiary Debt:
      Bank Credit Facility:
           Revolving Credit Facility, interest based on various floating rate options (8.69% and 5.12% average at December 31, 2000
           and September 30, 2001, respectively)                                $      200,000    $       175,000
      Term loans, interest based on various floating LIBOR rate
           options (8.97% and 5.55% weighted average at
           December 31, 2000 and September 30, 2001, respectively)                     462,406            446,369
      11% Senior Subordinated Notes due 2006                                           210,706            209,329
                                                                                ----------------  -----------------
               Total                                                            $      873,112    $       830,698
                                                                                ================  =================

  Other Debt:
      Capital leases                                                            $       21,588    $        17,689
                                                                                ================  =================

4.  Supplemental Financial Information

        Cash payments for interest were $45,000 and $48,372 for the nine months ended September 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $50,952 and $91,523 at December 31, 2000 and September 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $57,980 and $93,467 at December 31, 2000 and September 30, 2001, respectively.

5.  Income Taxes

        Income tax expense for the three and nine months ended September 30, 2000 and 2001 was comprised of deferred taxes.

6.  Derivative Financial Instruments

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

7.  Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At September 30, 2001, the carrying value of goodwill and indefinite-lived intangible assets that will no longer be amortized approximated $1,400,340. Amortization of such assets was approximately $9,362 and $27,689 for the three and nine months ended September 30, 2001, respectively. The Company has not yet completed its impairment assessment of goodwill and indefinite-lived intangible assets which will be required upon implementation of the standard.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

8.  Commitments and Contingencies

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

        The Company owns and operates cable television systems in small and medium-sized suburban and exurban communities in the United States in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems. As of September 30, 2001, the Company owned systems with broadband networks that passed in front of approximately 1,077,000 homes and served approximately 705,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunications services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

    Three and Nine Months Ended September 30, 2000 and 2001

        The following table is derived from the Company's condensed consolidated statements of operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                                               Percentage of Revenues
                                                              ---------------------------------------------------------
                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                              ---------------------------------------------------------
                                                                  2000           2001          2000          2001
                                                              ---------------------------------------------------------
              Revenues                                               100.0%         100.0%        100.0%        100.0%

              Expenses:
                   Direct operating and programming                   32.8%          34.9%         34.6%         35.3%
                   Selling, general and administrative                18.2%          12.5%         16.9%         14.6%
                   Depreciation and amortization                      29.1%          31.0%         29.0%         30.8%
                                                              ---------------------------------------------------------
              Operating income                                        19.9%          21.6%         19.5%         19.3%
                                                              =========================================================


    Revenues

        Revenues increased 14.7% and 11.9% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This increase was primarily attributable to the implementation of rate increases in substantially all of the Company's systems in 2001, the growth of digital cable television, high speed data and Internet access subscribers, as well as an increase in management fees charged to affiliate companies. This increase was partially offset by a decrease in national and local advertising sales.

    Direct operating and programming

        These expenses, which are comprised mainly of programming costs and technical expenses, increased by 22.1% and 14.0% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This increase was primarily attributable to digital cable television, high speed data and Internet access growth, as well as an increase in rates charged by program suppliers.

    Selling, general and administrative

        These expenses, which are comprised mainly of costs relating to system offices, customer service representatives, sales and administrative employees, decreased 21.0% and 3.3% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This decrease was primarily attributable to reductions of marketing campaigns and other costs.

    Depreciation and amortization

        Depreciation and amortization increased 22.3% and 18.9% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This increase was primarily attributable to the exchange with Comcast Corporation and increased capital expenditures made during the past several quarters.

    Interest expense

        Interest expense decreased 21.6% and 14.4% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This decrease was primarily attributable to the decrease in the average interest rate on outstanding variable rate indebtedness and a decrease in the average amount of outstanding indebtedness.

    Gain on Cable Systems Exchange

        On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company recognized a gain of approximately $73,000 in the nine months ended September 30, 2001.

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

        Capital expenditures for the nine months ended September 30, 2000 and 2001, were $113,053 and $247,693, respectively. The increase in capital expenditures for the nine months ended September 30, 2001, compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects that capital expenditures from October 1, 2001 through December 31, 2001 will be in a range of approximately $60,000 to $80,000.

        At September 30, 2001, the Company's total outstanding debt aggregated approximately $848,387, which includes public, bank and other debt. As of September 30, 2001, the Company had an aggregate of approximately $125,000 in unused credit lines and cash and cash equivalents.

        The Company's weighted average interest rate on amounts payable to banks was approximately 8.8% at September 30, 2000, compared to approximately 5.8% at September 30, 2001. At September 30, 2001, approximately 54.1% of total debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2001:

                  Three months ending December 31, 2001                 $      18,980
                  Year ending December 31, 2002                                46,344
                  Year ending December 31, 2003                                57,594
                  Year ending December 31, 2004                                61,981
                  Year ending December 31, 2005                               318,988


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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             None.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed for the quarter ended September 30, 2001.

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

Date: November 14, 2001   By:   /s/ TIMOTHY J. RIGAS
                              --------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer


                          FRONTIERVISION CAPITAL CORP.


Date: November 14, 2001   By:   /s/ TIMOTHY J. RIGAS
                              --------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer